Form 10-Q
period 1996-03-31
WORLDTALK COMMUNICATIONS CORP
filed 1996-05-16
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

/x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-27886

                      WORLDTALK COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0303581
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                            5155 OLD IRONSIDES DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                    (Address of principal executive offices)

                          ---------------------------

                                 (408) 567-1500
              (Registrant's telephone number, including area code)

                          ---------------------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)    Yes     x     No
                              ---------    ---------

                   (2)    Yes           No     x
                              ---------    ---------

As of April 30, 1996, there were 7,645,443 shares of the Registrant's Common Stock outstanding.

================================================================================

Page 1 of 22                                       See page 19 for Exhibit Index

- --------------------------------------------------------------------------------
FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX
- --------------------------------------------------------------------------------

                                                                                    PAGE
PART I            FINANCIAL INFORMATION                                            NUMBER
ITEM 1:           Financial Statements

                  Condensed Balance Sheets as of December 31, 1995 and March
                      31, 1996..................................................      3

                  Condensed Statements of Operations for the three months
                      ended March 31, 1995 and 1996.............................      4

                  Condensed Statements of Cash Flows for the three months
                      ended March 31, 1995 and 1996.............................      5

                  Notes to Condensed Financial Statements.......................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................      7

PART II           OTHER INFORMATION

ITEM 6:           Exhibits and Reports on Form 8-K..............................     19

Signature.......................................................................     20

Exhibits........................................................................     21

- --------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                      WORLDTALK COMMUNICATIONS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           MARCH 31,
                                                                             1996         DECEMBER 31,
                                                                          (UNAUDITED)         1995
                                                                          -----------     ------------
                              ASSETS
Current assets:
    Cash and cash equivalents .....................................        $  2,280         $    984
    Restricted cash ...............................................            --              2,000
    Accounts receivable, net of allowance for doubtful accounts
       of $150 and $150, respectively .............................           2,469            1,567
    Inventory .....................................................              92             --
    Prepaid expenses ..............................................             423              115
                                                                           --------         --------
    Total current assets ..........................................           5,264            4,666
Property and equipment, net .......................................             940              707
Other assets ......................................................             318              354
                                                                           --------         --------
                                                                           $  6,522         $  5,727
                                                                           ========         ========

            LIABILITIES, REDEEMABLE PREFERRED STOCK, AND
                   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ..............................................        $    869         $    679
    Current portion of capital lease obligations ..................             217              254
    Accrued expenses ..............................................           2,307            1,927
    Deferred revenue ..............................................           1,729            1,005
                                                                           --------         --------
         Total current liabilities ................................           5,122            3,865
Capital lease obligations, less current portion ...................             231              266
Other liabilities .................................................             100              185
Notes payable .....................................................             250             --
                                                                           --------         --------
                                                                              5,703            4,316
                                                                           --------         --------

Redeemable convertible preferred stock, $.01 par value; 6,500 shares authorized in December 31, 1995 and March 31, 1996;
    6,025 shares issued and outstanding in December 31, 1995 and
    March 31, 1996 ................................................          12,816           12,816
Stockholders' equity (deficit):
    Common stock; $.01 par value; 25,000 shares authorized in
       December 31, 1995 and March 31, 1996; 1,505 and 1,616
       shares issued and outstanding in December 31, 1995 and
       March 31, 1996, respectively ...............................              15               15
Additional paid-in capital ........................................             714              670
Stockholder note receivable .......................................            (262)            (194)
Deferred compensation .............................................            (164)            (175)
Accumulated deficit ...............................................         (12,300)         (11,721)
                                                                           --------         --------
         Total stockholders' deficit ..............................         (11,997)         (11,405)
                                                                           --------         --------
                                                                           $  6,522         $  5,727
                                                                           ========         ========

            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1996            1995
                                                                -------         -------
Revenue:
   Software licenses ...................................        $ 1,942         $   984
   Maintenance, installation, and training .............            767             351
   Software development contracts ......................             --             150
                                                                -------         -------

         Total revenues ................................          2,709           1,485

Cost of revenue:
   Software licenses ...................................            145              47
   Maintenance, installation, and training .............            474             209
   Software development contracts ......................             --             289
                                                                -------         -------

         Total cost of revenue .........................            619             545

Operating expense:
   Product development .................................            824             525
   Sales and marketing .................................          1,406           1,039
   General and administrative ..........................            446             267
                                                                -------         -------

         Total operating expense .......................          2,676           1,831
                                                                -------         -------

Operating loss .........................................           (586)           (891)
Other income (expense), net ............................              7             (10)
                                                                -------         -------

Net loss ...............................................        $  (579)        $  (901)
                                                                -------         -------

Pro forma net loss per share ...........................        $ (0.08)        $ (0.12)
                                                                -------         -------

Shares used in computing pro forma net loss per share ..          7,594           7,571
                                                                -------         -------

            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
Cash flows from operating activities:                                                        1996            1995
                                                                                           -------         -------
   Net loss .......................................................................        $  (579)        $  (901)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...............................................             92              63
      Amortization of deferred compensation .......................................             11              --
      Changes in operating assets and liabilities:
        Accounts receivable .......................................................           (902)           (199)
        Inventory .................................................................            (92)             --
        Prepaid expenses ..........................................................           (308)            (46)
        Accounts payable ..........................................................            190             (90)
        Accrued expenses ..........................................................            380             336
        Deferred revenue ..........................................................            724             154
        Other liabilities .........................................................            (85)            136
                                                                                           -------         -------
           Net cash used in operating activities ..................................           (569)           (547)
                                                                                           -------         -------
Cash flows from investing activities:
   Purchase of property and equipment (net) .......................................           (320)            (28)
   Other assets ...................................................................             31            (139)
                                                                                           -------         -------
         Net cash used in investing activities ....................................           (289)           (167)
                                                                                           -------         -------
Cash flows from financing activities:
   Proceeds from (payments on) bank borrowings ....................................            250              --
   Proceeds from issuance of convertible secured promissory notes .................             --           1,000
   Net proceeds from issuance of redeemable preferred stock .......................             --           2,750
   Net proceeds from issuance of shareholder receivable ...........................            (68)             --
   Net proceeds from issuance of common stock .....................................             44              --
   Principal payments under capital lease obligations .............................            (72)            (55)
                                                                                           -------         -------
         Net cash provided by financing activities ................................            154           3,695
                                                                                           -------         -------
Net increase (decrease) in cash and cash equivalents ..............................           (704)          2,981
Cash and cash equivalents at beginning of period ..................................          2,984             198
                                                                                           -------         -------
Cash and cash equivalents at end of period ........................................        $ 2,280         $ 3,179
                                                                                           =======         =======

Supplemental disclosures:
   Cash paid during the period:
     Interest .....................................................................        $    18         $    11
                                                                                           -------         -------
   Noncash investing and financing activities:
     Equipment acquired under capital lease agreements ............................        $    --         $    21
                                                                                           -------         -------
     Conversion of Series AA redeemable preferred stock and common stock
        into Series A redeemable preferred stock ..................................        $    --         $ 7,113
                                                                                           -------         -------
     Conversion of convertible secured promissory notes in connection with
        sale of Series B redeemable preferred stock ...............................        $    --         $ 1,000
                                                                                           -------         -------

            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND MARCH 31, 1996
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)    THE COMPANY AND BASIS OF PRESENTATION

       The Company

       Worldtalk Communications Corporation, a Delaware corporation doing business as Worldtalk Corporation (the "Company"), develops software products that enable information technology managers to extend business communications and collaboration applications from the work group level to the enterprise and across wide area networks such as the Internet. These Network Application Router products: (a) solve the problem of cross-communication in large and/or heterogeneous e-mail and groupware systems environments, (b) enable centralized management and control of these environments and (c) provide control of Internet access.

       The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period. These financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

       Pro Forma Net Loss Per Share

       Pro forma net loss per share is computed using net loss and is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the exchange rate in effect at the initial public offering date and common equivalent shares from stock options and warrants outstanding using the treasury stock method.

       Reclassifications

       Certain reclassifications were made in the 1995 financial statements to conform with 1996 presentation.

(2)    SUBSEQUENT EVENT

       On April 17, 1996, the Company completed the initial public offering of 2,100 shares of its Common Stock, of which 2,000 shares were issued and sold by the Company and 100 shares were sold by a selling stockholder. On May 8, 1996, an additional 315 shares were sold by selling stockholders upon exercise of the underwriters' over-allotment option. Net proceeds to the Company aggregated approximately $14.0 million. The proceeds have been invested in accordance with the Company's Board of Directors approved investment policy. As of the closing date of the offering all of the mandatorily redeemable convertible preferred stock outstanding prior to such offering was automatically converted into an aggregate of 6,025 shares of common stock.

- --------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

       The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
STATEMENT OF OPERATIONS DATA:                                    1996           1995
                                                                -----          -----
Revenue:
   Software licenses .................................           71.7%          66.3%
   Maintenance, installation, and training ...........           28.3           23.6
   Software development contracts ....................            0.0           10.1
                                                                -----          -----

         Total revenues ..............................          100.0          100.0

Cost of revenue:
   Software licenses .................................            5.4            3.2
   Maintenance, installation, and training ...........           17.5           14.1
   Software development contracts ....................            0.0           19.4
                                                                -----          -----

         Total cost of revenue .......................           22.8           36.7

Operating expense:
   Product development ...............................           30.4           35.3
   Sales and marketing ...............................           51.9           70.0
   General and administrative ........................           16.5           18.0
                                                                -----          -----

         Total operating expense .....................           98.8          123.3
                                                                -----          -----

Operating loss .......................................          (21.6)         (60.0)
Other income (expense), net ..........................             .2            (.7)
                                                                -----          -----

Net loss .............................................          (21.4)%        (60.7)%
                                                                -----          -----

       Revenue

       The Company's revenue is derived primarily from license fees for its software and charges for services, including maintenance, consulting and training. License revenue consist of revenue received by the Company from both the initial license of its software products as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenue is received by the Company for support contracts and consulting and training services. Software development contracts consist principally of custom product development and non-recoverable engineering charges for product integration and customization. Revenue from software licenses is generally recognized upon shipment of software. Revenue from maintenance contracts is recognized over the contract term, which generally is one year, while installation and training revenue is recognized when the services are performed.

Software development contract revenue is recognized using the percentage of completion method. Revenue from international sales has ranged from 15% to 25% of revenue in prior periods.

       The Company's total revenue increased from $1.5 million in the first quarter of 1995 to $2.7 million in the first quarter of 1996. Software license revenue increased from $984,000 in the first quarter of 1995 to $1.9 million in the first quarter of 1996. This increase in software license revenue was due to increased market acceptance of the Company's existing products, the introduction of enhanced products and the expansion of the Company's direct sales force. Maintenance, installation and training revenue increased from $351,000 in the first quarter of 1995 to $767,000 in the first quarter of 1996. This increase was primarily attributable to maintenance contracts associated with new software licenses and the renewal of maintenance contracts by existing customers. The Company expects that maintenance, installation and training revenue will continue to increase in absolute amounts as its customer base grows. Software development contracts decreased from $150,000 in the first quarter of 1995 to zero in the first quarter of 1996. The decrease in the first quarter of 1996 was due to the Company's shift in focus to software licensing. The Company does not anticipate receiving a significant amount of revenue from software development contracts in the future; however, it may enter into such contracts in special situations where the related technology provides access to new products, markets or strategic partnerships. In 1995, the Company formed its Professional Services organization to assume the responsibility for providing installation, training, and consulting services to its customer base. Revenue for consulting services is included in maintenance, installation and training revenue.

       Future growth in revenue will be dependent on several factors including the following: the Company's ability to add enhanced features and functionality to its NetJunction on HP products, growth of both direct and indirect sales resources, market acceptance of the NetConnex product, and the Company's ability to successfully port its NetJunction products to the Windows NT operation system on a timely basis. The latter two factors are directly related to the increasing popularity of the Windows NT operating system.

       Cost of Revenue

       The Company's total cost of revenue increased from $545,000 in the first quarter of 1995 to $619,000 in the first quarter of 1996. Software license costs, which primarily consist of media and documentation, increased from $47,000 in the first quarter of 1995 to $145,000 in the first quarter of 1996. The increase in the first quarter of 1996 was due to higher sales volume while, in the first quarter of 1995, costs were lower due to the granting of customer site licenses where media and documentation costs are minimal as the customer purchases one product master of the software and documentation. Maintenance, installation and training costs, which consist primarily of labor and overhead, increased from $209,000 in the first quarter of 1995 to $474,000 in 1996. The increase in the first quarter of 1996 was due primarily to the increase in the number of customer support and training personnel and related overhead costs necessary to support a larger installed customer base and product upgrades. Software development contract costs, which consist of labor and overhead, decreased from $289,000 in 1995 to zero in the first quarter of 1996. The Company recognizes software development costs as incurred, while related revenue is recognized as contract milestones are achieved. In 1995, the Company incurred losses with respect to software development contracts at the gross profit level of $139,000. The loss in the first quarter of 1995 was a result of the Company's renegotiation of a relatively large contract and the winding-down of the Company's software development contract business. Total gross margin was 63% and 77% in the first quarters of 1995 and 1996, respectively. The quarterly increases in gross margin were a result of the change in revenue mix towards software licensing, which has higher gross margins.

       Product Development

       Product development expense includes expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist principally of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. Costs related to research, design and development of products are charged to product development expense as incurred. Product development expense increased from $525,000 in the first quarter of 1995 to $824,000 in the first quarter of 1996. Product development expense represented 35% and 30% of total revenues in the first quarters of 1995 and 1996, respectively. The increase in absolute dollars in product development expense resulted from additional personnel and related costs in the product development organization. The decrease in product development expense as a percentage of total revenue is attributable to the increase in revenue and the fact that product development expense does not fluctuate in direct proportion to total revenue. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars but should decline as a percentage of total revenue.

       Sales and Marketing

       Sales and marketing expense consists primarily, of salaries, sales commissions and promotional expenses. Sales and marketing expense increased from $1.0 million in the first quarter of 1995 to $1.4 million in the first fiscal quarter of 1996. Sales and marketing expense represented 70% and 52% of total revenue in the first quarters of 1995 and 1996, respectively. The increase in absolute dollars reflected the hiring of additional sales and marketing personnel in connection with additions to the Company's direct sales force, higher sales commissions associated with increased sales volume and increased promotional expenses. The decrease in sales and marketing expense as a percentage of total revenue is attributable to the increase in revenue and the fact that sales and marketing expense does not fluctuate in direct proportion to total revenue. In the near future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and to expand internationally through a combination of distributors, VARs and direct sales personnel.

       General and Administrative

       General and administrative expense consists primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expense increased from $267,000 in the first quarter of 1995 to $446,000 in the first quarter of 1996. General and administrative expense represented 18% and 17% of total revenues in the first fiscal quarters of 1995 and 1996, respectively. The increase in absolute dollars in general and administrative expense resulted from additional personnel and related costs in the organization and public company costs. The decrease in general and administrative expense as a percentage of total revenue is attributable to the increase in revenue and the fact that general and administrative expense does not fluctuate in direct proportion to total revenue. The Company believes that general and administrative expense will increase in absolute dollar amounts for the near term as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company.

       As of March 31, 1996, the Company had deferred compensation of $164,000 for the difference between the grant price and the deemed fair value of the

Company's Common Stock for shares subject to options granted during the last two months of 1995. The deferred compensation is being amortized over the four-year vesting period of the options.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred Stock and Common Stock. Through March 31, 1996, the Company had raised $13.1 million from the sale of Preferred Stock and Common Stock. At March 31, 1996, the Company had $2.3 million in cash and cash equivalents. In April and May 1996, the Company closed its initial public offering with net proceeds to the Company of approximately $14.0 million.

       The Company has a $750,000 bank credit facility that expires on October 15, 1998 and is comprised of a $500,000 line of credit and a $250,000 term loan facility. As of March 31, 1996, the Company had borrowed $250,000 of the term loan facility.

       Net cash used for operating activities was $547,000 and $569,000 in 1995 and 1996, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable, which were partially offset by increases in accrued liabilities and accounts payable. Investing activities used net cash of $167,000 and $289,000 in the first quarters of 1995 and 1996, respectively, primarily to purchase property and equipment. Financing activities generated cash of $3.7 million and $154,000 in 1995 and 1996, respectively, from the issuance of Preferred Stock, Common Stock and promissory notes that were later converted into capital stock and from capital leases and bank borrowings.

       As of March 31, 1996, the Company's principal commitments consisted of obligations under operating and capital leases, comprised of $4.6 million and $602,000, respectively.

       Capital expenditures have been, and near-term future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. While the Company currently has no material capital commitments, the Company anticipates that its planned purchases of capital equipment in 1996 will require additional expenditures of approximately $750,000.

       The Company believes that the net proceeds from its initial public offering, together with its cash balance, credit facilities and cash flow generated from future operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

       Limited Operating History; Cumulative Losses

       The Company was founded in February 1992, and its first product shipped in May 1992. The Company has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $12.3 million as of March 31, 1996. The Company expects to continue to incur such losses through 1996, and there can be no assurance that the Company will reach and sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to upgrade its technologies, commercialize products and services incorporating such technologies, continue to attract, retain and motivate qualified personnel and respond to competitive developments. There can be no assurance that the Company will be successful.

       Quarterly Fluctuations

       The Company's quarterly and annual operating results have, in the past, and may, in the future, vary significantly, depending on many factors. The Company generally ships products as orders are received and, therefore, has little or no backlog. Historically, a substantial portion of the Company's revenues has been recognized in the last month of the quarter as a result of many customers purchasing practices and the Company's compensation practices for its sales personnel. During the second half of 1995, the Company changed its sales force compensation practices to encourage a more even distribution of revenues throughout the quarter. However, the inability of the Company to recognize expected revenues during the last month of the quarter, particularly due to delay in the timing of large orders, could result in substantial fluctuations from period to period. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of expenses incurred by the Company in anticipation of product releases or increased revenue, the timing of product enhancements and product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies of the Company and its competitors, variations in the mix of products the Company licenses, the mix of direct and indirect sales, personnel changes and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

       Future Operating Results Uncertain

       Although the Company has recently begun to experience a significant increase in its revenue growth rate, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will be profitable in any future period. Revenues depend primarily on the volume and timing of orders received during the period, which are difficult to forecast. Licenses of the Company's NetJunction products, which have accounted for a substantial portion of the Company's revenue to date, generally involve a significant commitment of capital by prospective customers, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and lengthy decision-making processes. For these and other reasons, the sales cycle associated with the license of the Company's NetJunction products is lengthy (typically three to six months) and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The timing and outcome of such decision-making processes have affected the Company's historical financial performance and are expected to impact future results. Although the Company anticipates that revenues relating to new products, such as the recently introduced NetConnex product, will increase in the future, there can be no assurance that the Company's expectations of increased revenues from its new products will be realized.

       The Company's expense levels are based, in part, on its expectation of future revenue, which is difficult to predict. If revenue levels are below expectations due to delays associated with customers' decision-making processes or for any other reason, operating results are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses is related to headcount that cannot be easily reduced without adversely affecting the Company's business. In addition, the Company currently intends to increase its funding of research and product development, increase its sales and marketing and customer support operations and expand distribution channels. To the extent such expenses precede or are not subsequently followed by increased revenue, the Company's business, operating results and financial condition could be materially and adversely affected.

       Due to the foregoing factors, it is likely that in some future period the Company's revenue or operating results will be below the expectations of public market analysts and investors, In such event, the price of the Company's Common Stock would likely be materially adversely affected.

       Risks Associated with Technological Change and New Product Development

       The Company's industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The Company's future operating results will depend in part upon its ability to enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. Development of new and enhanced products depends, in part, on the timely availability of published interfaces with the application software the Company's products support. If developers of such software discontinue making such interfaces available to the Company, it may be more difficult for the Company to keep pace with changes in these target environments. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's products.

       In addition, the introduction or even announcement by the Company, or by one or more of its competitors, of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable. The introduction or announcement of new product offerings by the Company or one or more of its competitors could also cause customers to defer or cancel purchases of existing Company products.

       Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has, in the past, discovered and corrected software defects in certain of its products and may experience delays or lost revenue to correct new defects in the future. Although the Company has corrected known material defects in its current products and has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in, among other consequences, loss of market share or failure to achieve market acceptance.

       Dependence on Key Personnel

       The Company's future depends in large part on the continued service of its key technical personnel and its ability to continue to attract and retain highly skilled technical personnel. Certain key technical personnel have an in-depth knowledge of the Company's software and the actions necessary to maintain and enhance the Company's products. The Company is particularly dependent upon such personnel to continually respond to changes in the application software that the Company's products interconnect. Moreover, there are only a limited number of qualified software engineers with relevant industry experience. The competition for such personnel in the software industry in general, and the data communications market in particular, is intense, and there can be no assurance that the Company will retain its key technical personnel or locate and attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical personnel, and the Company anticipates experiencing such difficulties in the future. Generally, the Company's employees are not bound by employment or noncompetition agreements or covered by key man life insurance policies. In addition, competitors may attempt to recruit the Company's key employees. The loss of any key technical personnel or the failure to successfully recruit such personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

       Management of Growth

       If the Company continues to grow, it will be required to recruit additional key sales and marketing and technical personnel. An increase in engineering staff will be required to rapidly develop the full line of Windows NT-based products currently being planned and to design new features for the Company's NetJunction products. The Company's product marketing strategy in the future will place greater reliance on distribution by value added resellers ("VARs") and distributors to supplement a direct sales model, which will require the addition of personnel with channel experience to the Company's sales and marketing force. Moreover, the number and size of the Company's annual maintenance contracts are expected to increase as sales and the installed base of the Company's products increase, resulting in pressure to increase customer service and support personnel. Additional customer service and support personnel will also be needed to support the Company's Windows NT-based products. These products are expected to be purchased by customers with little computer knowledge and experience who increasingly rely upon the Company's customer service personnel to provide extensive telephone support, often involving software and hardware problems unrelated to the Company's products. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the administrative, financial and operational systems and controls currently in place will be adequate if the Company continues to grow or that the Company will be able to implement additional systems and controls successfully, and in a timely manner.

       Moreover, the increase in the number of the Company's employees and the Company's market diversification and product development activities have resulted in increased responsibility for management. The Company's senior management personnel have worked together for only a short period of time, its Chief Financial Officer and Vice President Sales having joined the Company in April 1995 and December 1995, respectively. Additional management personnel are expected to be added in the near future. The inability of the Company's management to work together effectively, to manage its growth, to respond to changing business conditions, or to adapt its operational, management and financial systems and controls to accommodate its growth, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Reliance on the NetJunction Products; Market Acceptance of Windows NT-based Products

       Since its inception, the Company has derived a substantial portion of its revenue from its NetJunction products. Revenue from these products accounted for more than 70% of the Company's revenue from software licenses in the quarter ending March 31, 1996. The Company's future operating results are significantly dependent upon continued market acceptance and continued enhancement of its NetJunction products. Today's businesses use e-mail and groupware for messaging and critical file transfers within their own organizations, as well as to conduct electronic information transfer with other organizations over the Internet. The market for the Company's NetJunction products is in large part due to the proliferation of numerous disparate e-mail systems and local area network ("LAN") environments, and the fact that, to date, no single vendor has dominated this market. Standardization of messaging systems could reduce demand for the connectivity feature of the Company's products. There can be no assurance that the NetJunction products will continue to be adequately enhanced to achieve continued market acceptance or that competitive developments out of the Company's control may not substantially reduce or eliminate the Company's principal market.

       The Company's future also depends upon the successful completion, introduction and market acceptance of its Windows NT-based products. NetConnex, the first product in this proposed line of products, was introduced in September 1995; however, the remainder of this product line is currently under development. There can be no assurance that the Windows NT platform itself will continue to claim market acceptance, that Microsoft Corporation ("Microsoft") will continue to improve and enhance Windows NT so that it remains a viable product, or that the Company's emphasis on Windows NT for future product development will prove justified. Significant development work must be completed on the Company's Windows NT-based products to adequately address the perceived market for these products. The Company may not be successful in marketing this line of products or any of their new or enhanced products.

       The Company believes that a number of factors must be addressed for its products to achieve broad market acceptance. These factors include throughput performance, functionality, interoperability with existing systems, price and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company failing to achieve broad market acceptance of its products. The market for the Company's products has only recently begun to develop and is rapidly evolving. As is typical in the case of such markets, demand and market acceptance are subject to a high level of uncertainty. The industry, especially the portions of the market relating to Windows NT and the Internet, is young and has few proven products. Accordingly, it is difficult to predict the future growth rate, if any, the size of the market and the potential acceptance of the Company's products. Failure of the Company's products to achieve broad market acceptance as a result of competition, technological change or other factors, and any factor adversely affecting the e-mail and groupware markets or viability of the Internet, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Dependence on the Internet

       License of the Company's products will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone and adequate bandwidth, or timely development of complementary products, such as high speed modems. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks ("WANs") are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. Failure of such a commercial marketplace to develop or, if developed, to be viable, or failure of the Company's products to adequately address communications between organizations over the Internet could have a material adverse effect on the Company's business, financial condition and results of operations.

       Competition

       The market for the Company's products is intensely competitive and subject to rapid change. In the LAN environment, the Company primarily encounters competition from large public systems vendors, including Control Data Systems, Digital Equipment Corporation and International Business Machines Corporation. Additionally, many smaller companies offer alternative solutions with point-to-point gateway connectivity products. The Company also anticipates competition in the future from companies in related markets, such as database vendors, internetworking vendors and value-added network or Internet service providers. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the e-mail connectivity, intelligent directory and application router markets continue to develop and expand. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and product quality, performance and price, ease of product integration with disparate e-mail, groupware, LAN and WAN environments, quality of customer support services, customer training and documentation, hardware platforms supported and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

       Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and license of their products than the Company. Accordingly, there can be no assurance that competition will not intensify or that the Company will be able to compete effectively in its market.

       The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that reduce the average selling prices of the Company's products. To offset declining average selling prices, the Company believes that it must successfully introduce and license new products on a timely basis and develop new products that incorporate features that can be sold at higher average selling prices. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, the Company's gross margins may decline.

       Risks Associated with New Distribution Channels

       The Company anticipates that its marketing strategy for its Windows NT-based products will in the future place greater reliance on distribution by VARs and distributors to supplement its direct sales model. The Company lacks a breadth of experience in distributor channel management. There can be no assurance that expansion of the Company's channel sales efforts will succeed or that such expansion will result in increased sales. The use of VARs and distributors can result in less control and visibility by the Company over its end-users. In addition, dependence on third-party distribution channels results in lower margins than direct sales. If the channel sales efforts fail, the Company's revenues could be materially and adversely affected.

       Increasing Dependence on Systems Integrators

       The Company utilizes systems integrators to assist in the deployment and project management of its NetJunction products. These systems integrators help the Company's customers design and implement complex computer communication networks, which often consist of both hardware and software from a variety of vendors. The Company anticipates that future sales of its NetJunction products will continue to be dependent upon the viability and financial stability of these systems integrators. Since these computer communication projects involve customers with varying degrees of sophistication, effective systems integrator representatives must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Systems integrators may recommend products of several different companies, including, in some cases, products that are competitive with the Company's products. There can be no assurance that any of the Company's systems integrators will be able to market, deploy or support the Company's products effectively, that economic conditions or industry demand will not adversely affect these companies, or that any of these systems integrators will not devote greater resources to marketing and supporting products of other companies. The loss of certain of the Company's systems integrators could have a material adverse effect on the Company's business, financial condition and results of operations.

       Dependence on Strategic Relationships

       The Company may be dependent on the technical, manufacturing, marketing, financial and other resources of third parties with which it has established or is attempting to establish strategic relationships for certain joint product development and marketing programs. Third parties with which the Company establishes strategic relationships are not necessarily contractually obligated to perform any of the activities on which the Company depends in order to meet its business objectives. These third parties may choose to discontinue their strategic relationships with the Company, develop or market products or technologies that compete directly with the Company's products or establish relationships with the Company's competitors.

       Dependence on Proprietary Technology

       The Company's future success is dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers and limits access to and distribution of its software, documentation and other proprietary information. Much of the Company's software is shipped with a software security lock which initially limits software access to authorized users. In addition, the Company restricts third-party access to its source code, except in connection with source code escrow arrangements. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. The Company and Microsoft co-own part of the source code for NetConnex that was jointly developed under an agreement. Microsoft is not restricted in the use it may make of the source code and could develop products competitive with the Company's products in the future. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, financial condition and results of operations.

       Although the Company has not received any notice that its products infringe the proprietary rights of any third party, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims as well. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks, whether or not such litigation is resolved in the Company's favor and whether or not any claims against the Company have merit. Parties making claims against the Company could obtain reimbursement for substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to license its products in the United States or abroad. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. However, there can be no assurance that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licensed will be acceptable to the Company. There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties and the Company has not brought any similar type of action against any other person or entity.

       International Sales

       Although international sales accounted for only 20.8% of the Company's total revenue in the quarter ended March 31, 1996, it is expected that revenues from the licensing and support of the Company's products in international markets will increase in the future. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability. Because licenses of the Company's products are denominated in United States dollars, an increase in the value of the dollar could increase the price in local currencies of the Company' products in foreign markets and make the Company's products relatively more expensive than competitive products denominated in local currencies. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international license and service revenue. The Company believes that its growth will require expansion of its sales in foreign markets and expects to rely principally on resellers in those markets, rather than substantially increase its direct sales force to serve those markets. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service.

       Product Liability

       Although the Company has not experienced any product liability claims to date, the license and support of products by the Company may entail the risk of such claims. Notwithstanding the provisions in certain of the Company's license agreements designed to limit the Company's exposure, a product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

       Volatility of Stock Price

       The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software or other industries, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

- --------------------------------------------------------------------------------
PART II: OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 6            EXHIBITS AND REPORTS ON                                                          PAGE
                  FORM 8-K                                                                        NUMBER
(a)    Exhibits.  The following exhibits are being filed as part of this report:

       11.1       Statement re: Computation of Per Share Earnings.                                  21

       27.1       Financial Data Schedule                                                           22

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1996.

- --------------------------------------------------------------------------------
SIGNATURES
- --------------------------------------------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WORLDTALK
                                     COMMUNICATIONS CORPORATION

Date: May 16, 1996                   By: /s/ STEPHEN R. BENNION
                                         ---------------------------------------
                                          Stephen R. Bennion
                                          Vice President, Finance and Operations
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)