Form 10-Q
period 1996-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1996-08-14
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                                 (408) 567-1500
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       (1)    Yes    X          No
                                   -----            -----

                       (2)    Yes    X          No
                                   -----            -----



As of July 31, 1996, there were 9,641,490 shares of the Registrant's common stock outstanding.

================================================================================

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX



                                                                                          PAGE
PART I   FINANCIAL INFORMATION                                                           NUMBER
                                                                                         ------
ITEM 1:  Financial Statements

         Condensed Balance Sheets as of June 30, 1996 and December 31, 1995...........      3

         Condensed Statements of Operations for the three and six months ended
             June 30, 1996 and 1995...................................................      4

         Condensed Statements of Cash Flows for the six months ended June 30,
             1996 and 1995............................................................      5

         Notes to Condensed Financial Statements......................................      6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................      8

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings............................................................     21

ITEM 2:  Change in Securities.........................................................     21

ITEM 3:  Defaults Upon Senior Securities..............................................     21

ITEM 4:  Submission of Matters to a Vote of Security Holders..........................     21

ITEM 5:  Other Information............................................................     21

ITEM 6:  Exhibits and Reports on Form 8-K.............................................     21

         Signature....................................................................     22

         Exhibits.....................................................................     23

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      WORLDTALK COMMUNICATIONS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,
                                                                         1996     DECEMBER 31,
                                                                     (UNAUDITED)      1995
                                                                    -----------   ------------
                                ASSETS
Current assets:
    Cash and cash equivalents ...................................     $ 10,497     $    984
    Restricted cash .............................................         --          2,000
    Investments .................................................        5,465         --
    Accounts receivable, net of allowance for doubtful accounts
       of $150 and $150, respectively ...........................        2,799        1,567
    Prepaid expenses ............................................          302          115
                                                                      --------     --------
    Total current assets ........................................       19,063        4,666
Property and equipment, net .....................................        1,267          707
Other assets ....................................................          315          354
                                                                      --------     --------
                                                                      $ 20,645     $  5,727
                                                                      ========     ========

               LIABILITIES, REDEEMABLE PREFERRED STOCK,
                  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ............................................     $    899     $    679
    Current portion of capital lease obligations ................          177          254
    Accrued expenses ............................................        2,685        1,927
    Deferred revenue ............................................        1,807        1,005
                                                                      --------     --------
         Total current liabilities ..............................        5,568        3,865
Capital lease obligations, less current portion .................          200          266
Other liabilities ...............................................          100          185
Notes payable ...................................................          250         --
                                                                      --------     --------
                                                                         6,118        4,316
                                                                      --------     --------

Redeemable convertible preferred stock...........................         --         12,816

Commitments and contingencies
Stockholders' equity (deficit):
Common stock.....................................................           97           15

Additional paid-in capital ......................................       27,471          670
Stockholder notes receivable ....................................         (262)        (194)
Deferred compensation ...........................................         (153)        (175)
Accumulated deficit .............................................      (12,626)     (11,721)
                                                                      --------     --------
         Total stockholders' equity (deficit) ...................       14,527      (11,405)
                                                                      --------     --------
                                                                      $ 20,645     $  5,727
                                                                      ========     ========

            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30                JUNE 30
                                                         -------------------  ----------------------
                                                           1996       1995         1996       1995
                                                         -------     -------     -------     -------
Revenues:
  Software licenses .................................    $ 2,222     $   681     $ 4,164     $ 1,665
  Maintenance, installation, and training ...........      1,050         459       1,817         810
  Software development contracts ....................       --            16        --           166
                                                         -------     -------     -------     -------
         Total revenues .............................      3,272       1,156       5,981       2,641
Cost of revenues:
  Software licenses .................................        296          52         441          99
  Maintenance, installation, and training ...........        556         270       1,030         479
  Software development contracts ....................       --            73        --           362
                                                         -------     -------     -------     -------
         Total cost of revenues .....................        852         395       1,471         940
Operating expenses:
  Product development ...............................        852         659       1,676       1,184
  Sales and marketing ...............................      1,644       1,085       3,050       2,124
  General and administrative ........................        385         306         831         573
                                                         -------     -------     -------     -------
         Total operating expenses ...................      2,881       2,050       5,557       3,881
Operating loss ......................................       (461)     (1,289)     (1,047)     (2,180)
Other income, net ...................................        135          32         142          22
                                                         -------     -------     -------     -------
Net loss ............................................    $  (326)    $(1,257)    $  (905)    $(2,158)
                                                         =======     =======     =======     =======
Pro forma net loss per share ........................    $ (0.03)    $ (0.17)    $ (0.11)    $ (0.28)
                                                         -------     -------     -------     -------
Shares used in computing pro forma net loss per share      9,429       7,597       8,511       7,583
                                                         -------     -------     -------     -------








            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  ---------------------
                                                                                    1996         1995
                                                                                  --------     --------
Cash flows from operating activities:
   Net loss .................................................................     $   (905)    $ (2,158)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................          206          125
      Amortization of deferred compensation .................................           22         --
      Changes in operating assets and liabilities:
        Accounts receivable .................................................       (1,232)         (29)
        Prepaid expenses ....................................................         (187)         (34)
        Accounts payable ....................................................          220         (135)
        Accrued expenses ....................................................          758          417
        Deferred revenue ....................................................          802          103
        Other liabilities ...................................................          (85)         136
                                                                                  --------     --------
           Net cash used in operating activities ............................         (401)      (1,575)
                                                                                  --------     --------
Cash flows from investing activities:
   Restricted cash ..........................................................        2,000         --
   Purchase of property and equipment .......................................         (756)         (79)
   Purchase of available-for-sale securities.................................       (5,465)        --
   Other assets .............................................................           29         (231)
                                                                                  --------     --------
         Net cash used in investing activities ..............................       (4,192)        (310)
                                                                                  --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock ...............................       14,067         --
   Issuance of notes receivable from shareholders ...........................          (68)        --
   Net proceeds from issuance of convertible secured promissory notes .......         --          1,000
   Net proceeds from issuance of redeemable preferred stock .................         --          2,753
   Proceeds from bank borrowings ............................................          250         --
   Principal payments under capital lease obligations .......................         (143)        (103)
                                                                                  --------     --------
         Net cash provided in financing activities ..........................       14,106        3,650
                                                                                  --------     --------
Net increase in cash and cash equivalents ...................................        9,513        1,765
Cash and cash equivalents at beginning of period ............................          984          198
                                                                                  --------     --------
Cash and short-term investment at end of period .............................     $ 10,497     $  1,963
                                                                                  ========     ========
Supplemental disclosures:
   Cash paid during the period:
     Interest ...............................................................     $     40     $     20
   Non cash investing and financing activities:
     Equipment acquired under capital lease agreements ......................     $   --       $     63
     Conversion of convertible preferred stock to common stock ..............     $ 12,816     $   --


            See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

       The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

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

(2)    SIGNIFICANT EVENT

       On April 17, 1996, the Company completed the initial public offering of 2,100 shares of its Common Stock, of which 2,000 shares were issued and sold by the Company, and 100 shares were sold by a selling stockholder. On May 8, 1996, an additional 315 shares were sold by selling stockholders upon exercise of the underwriters' over-allotment option. Net proceeds to the Company aggregated approximately $14.0 million. The proceeds have been invested in accordance with the Company's Board of Directors approved investment policy. As of the closing date of the offering all of the mandatorily redeemable convertible Preferred Stock outstanding prior to such offering was automatically converted into an aggregate of 6,025 shares of Common Stock.

(3)    LITIGATION

       See part II, item 1 of this form 10-Q for a description of legal proceedings.

(4)    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, short-term investments, consisting of U.S. government securities, corporate securities and certificates of deposit, are stated at fair market value and are considered to be available-for-sale. Unrealized gains and unrealized losses, which are considered to be temporary, are reported as a separate component of stockholders' equity. Realized gains and losses and the amortized cost basis of investments are determined by specific identification.

       The following is a summary of available-for-sale securities at June 30, 1996 (in thousands):



              Cash equivalents:

              Money market funds                                         $   102
              Government agency discount notes                             3,784
              Commercial paper                                             5,880
                                                                         -------

                                                                           9,766
                                                                         -------

            Short-term investments:

              U.S. Government Securities                                   5,465
                                                                         -------

                                                                         $15,231
                                                                         =======

       As of June 30, 1996, the Company's investments are scheduled to mature as follows (in thousands):

            Due in less 1 year                                           $ 9,766
            Due in 1 to 1-1/2 years                                        5,465
                                                                         -------

                                                                         $15,231
                                                                         =======

       As of June 30, 1996, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no valuation allowance was recorded in shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (Reg. No. 333-1482).


RESULTS OF OPERATIONS

                          STATEMENT OF OPERATIONS DATA

        The following table sets forth each item from the consolidated statements of operations as a percentage of total revenue for the periods indicated.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30              JUNE 30
                                                ------------------    -----------------
                                                 1996       1995       1996       1995
                                                ------    --------    ------     ------
Revenue:
 Software                                        67.9%      58.9%      69.6%      63.0%
 Maintenance, installation, and training         32.1       39.7       30.4       30.7
 Software development contracts                   --         1.4        --         6.3
                                                -----     ------      -----      -----
         Total revenues                         100.0      100.0      100.0      100.0
Cost of revenue:
 Software                                         9.1        4.5        7.4        3.8
 Maintenance, installation, and training         17.0       23.3       17.2       18.1
 Software development contracts                   --         6.3        --        13.7
                                                -----     ------      -----      -----
         Total cost of revenues                  26.1       34.1       24.6       35.6
Operating expense:
 Product development                             26.0       57.0       28.0       44.8
 Sales and marketing                             50.2       93.9       51.0       80.4
 General and administrative                      11.8       26.5       13.9       21.7
                                                -----     ------      -----      -----
         Total operating expenses                88.0      177.4       92.9      146.9
Operating loss                                  (14.1)    (111.5)     (17.5)     (82.5)
Other income, net                                 4.1        2.8        2.4        0.8
                                                -----     ------      -----      -----
Net loss                                        (10.0)%   (108.7)%    (15.1)%     (81.7)%
                                                =====     ======      =====      =====

Revenues

       The Company's revenues are derived primarily from license fees for its software and charges for services, including maintenance, consulting and training. License revenues consist of revenues received by the Company from both the initial license of its software products as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenues are received by the Company for support contracts and consulting and training services. Software development contracts consist principally of custom product development and non-recoverable engineering charges for product integration and customization. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. Software development contract revenues are recognized using the percentage of completion method. Revenues from international operations in the quarter ended June 30, 1996 was 30.6% and in prior quarters ranged from 15% to 25% of revenue.

        The Company's total revenues for the three and six months ended June 30,1996 were $3.3 million and $6.0 million respectively, an increase of $2.1 million and $3.3 million when compared with the comparable periods last year and an increase of $563,000 when compared with the immediately preceding quarter ended March 31, 1996. Software license and software development revenues for the quarter ended June 30, 1996 were $2.2 million as compared with $697,000 for the comparable year-ago quarter, and $1.9 million for the immediately preceding quarter ended March 31, 1996. Software license and software development revenues for the six months ended June 30, 1996 and 1995 were $4.2 million and $1.8 million, respectively. The increase in software license and software development revenues from the comparable year-ago quarter and the comparable six months period last year was due primarily to increased market acceptance of the Company's existing products, the introduction of enhanced products and the expansion of the Company's direct sales force. Maintenance, installation and training revenues for the quarter ended June 30, 1996 were $1.1 million as compared with $459,000 for the comparable year-ago quarter, and $767,000 for the immediately preceding quarter ended March 31, 1996. Maintenance, installation and training revenues for the six months ended June 30 , 1996 and 1995 were $1.8 million and $810,000, respectively. The three and six month increase was primarily attributable to maintenance contracts associated with new software licenses and the renewal of maintenance contracts by existing customers. The Company expects that maintenance, installation and training revenues will continue to increase in absolute amounts as its customer base grows. In 1995, the Company formed its Professional Services organization to assume the responsibility for providing installation, training, and consulting services to its customer base. Revenues for consulting services are included in maintenance, installation and training revenues.

       Future growth in revenues will be dependent on several factors including the following: the Company's ability to add enhanced features and functionality to its NetJunction on Hewlett Packard products, growth of both direct and indirect sales resources, market acceptance of the NetConnex product, and the Company's ability to successfully port its NetJunction products to the Window NT operation system on a timely basis. The latter two factors are directly related to the increasing popularity of the Window NT operating system.


Cost of Revenues

       The Company's total cost of revenues for the three and six months ended June 30,1996 were $852,000 and $1,471,000 respectively, an increase of $457,000 and $531,000 when compared with the comparable periods last year and an increase of $233,000 when compared with the immediately preceding quarter ended March 31, 1996. Software license costs, which primarily consist of media and documentation, increased from $52,000 in the second quarter of 1995, and from $145,000 in the first quarter of 1996 to $296,000 in the second quarter of 1996. The increases in software license costs were due to higher sales volume. Costs were lower in the first six months of 1995 due to the granting of customer site licenses where product costs are minimal as the customer purchases one product master of the software and documentation. Maintenance, installation and training costs, which consist primary of labor and overhead, increased from $270,000 in the second quarter of 1995 and from $474,000 in the first quarter of 1996 to

$556,000 in the second quarter of 1996. The increases in maintenance, installation and training costs were due primarily to the increase in the number of customer support and training personnel, and related overhead costs necessary to support a larger installed customer base and product upgrades. The Company recognizes software development costs as incurred, while related revenue is recognized as contract milestones are achieved. Gross margin as a percentage of total revenues was 74.0% and 75.4% for the three and six months ended June 30, 1996, respectively, compared with 65.8% and 64.4% for the comparable periods last year and 77.2% for the immediately preceding quarter. The increase in gross margin as a percentage of total revenues from the comparable year-ago periods was a result of the change in revenue mix towards software licensing, which has higher gross margins. The decrease in gross margin as a percentage of total revenues from the immediately preceding quarter was due primarily to increased costs associated with the expansion of the professional services organization.


Product Development

       Product development expenses associated with the development of new products, enhancements of existing products and quality assurance activities, consist principally of personnel costs, consultants, overhead costs relating to occupancy, equipment depreciation and supplies. Costs related to research, design and development of products are charged to product development expense as incurred. Product development expenses for the three and six months ended June 30, 1996 were $852,000 and $1,676,000 respectively, an increase of $193,000 and $492,000 when compared with the comparable periods last year and an increase of $28,000 when compared with the immediately preceding quarter ended March 31, 1996. Product development expenses represented 26.0% and 28.0% of total revenues for the three and six months ended June 30, 1996 compared with 57.0% and 44.8%, respectively, for the comparable year-ago periods and 30.4% for the immediately preceding quarter. The increase in absolute dollars in product development expenses occurred as the Company built its product development organization and was comprised of additional expenses relating to headcount. The decrease in product development expenses as a percentage of total revenues is attributable to the increase in revenues and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars but should decline as a percentage of total revenues.


Sales and Marketing

       Sales and marketing expenses consist primarily, of salaries, sales commissions and promotional expenses. Sales and marketing expenses for the three and six months ended June 30, 1996 were $1,644,000 and $3,050,000 respectively, an increase of $559,000 and $926,000 when compared with the comparable periods last year and an increase of $238,000 when compared with the immediately preceding quarter ended March 31, 1996. Sales and marketing expenses represented 50.2% and 51.0% of total revenues for the three and six months ended June 30, 1996 compared with 93.9% and 80.4%, respectively, for the comparable year-ago periods and 51.9% for the immediately preceding quarter. The increase in absolute dollars reflected the hiring of additional sales and marketing personnel in connection with the building of the Company's direct sales force, higher sales commissions associated with increased sales volume and increased promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to the increase in revenues and the fact that sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the near future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and to expand internationally through a combination of distributors, VARs and direct sales personnel.


General and Administrative

       General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses for the three and six months ended June 30, 1996 were $385,000 and $831,000 respectively, an increase of $79,000 and $258,000 when compared with the comparable periods last year and a decrease of $61,000 when compared with the immediately preceding quarter ended March 31, 1996. General and administrative expenses represented 11.8% and 13.9% of total revenues for the three and six months ended June 30, 1996 compared with 26.5% and 21.7%, respectively, for the comparable year-ago periods and 16.5% for the immediately preceding quarter. The decrease in general and administrative expenses as a percentage of total revenues is attributable to the increase in revenues and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will increase in absolute dollar amounts for the near term as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company.

       As of June 30, 1996, the Company had deferred compensation of $153,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for shares subject to options granted during the last two months of 1995. The deferred compensation is being amortized over the four-year vesting period of the options.


LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred Stock and Common Stock. Through June 30, 1996, the Company had raised $27.3 million from the sale of Preferred Stock and Common Stock. At June 30, 1996, the Company had $16.0 million in cash and cash equivalents. In April and May 1996, the Company closed its initial public offering with net proceeds to the Company of approximately $14.0 million.

       The Company has a $750,000 bank credit facility that expires on October 15, 1998 and is comprised of a $500,000 line of credit and a $250,000 term loan facility. As of June 30, 1996, the Company had borrowed $250,000 of the term loan facility.

       Net cash used from operating activities was $1,575,000 and $401,000 in the first six months of 1995 and 1996, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable, which were partially offset by increases in accrued liabilities, and accounts payable. Investing activities used net cash of $310,000 and $4,192,000 in the six months ended June 30, 1995 and 1996, respectively, primarily to purchase property, equipment and non-current investments. Financing activities generated cash of $3.7 million and $14.1 million in 1995 and 1996, respectively, from the issuance of Preferred Stock, Common Stock and promissory notes that were later converted into capital stock and from capital leases and bank borrowings.

       As of June 30, 1996, the company's principal commitments consisted of obligations under operating and capital leases, comprised of $4.5 million and $477,000, respectively.

       Capital expenditures have been, and near-term future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. While the Company currently has no material capital commitments, the Company anticipates that its planned purchases of capital equipment for the remainder of 1996 will require additional expenditures of approximately $500,000.

       The Company believes that the net proceeds from its initial offering, together with its cash balance, credit facilities and cash flow generated from future operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company if at all.


FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (Reg. No. 333-1482).


LIMITED OPERATING HISTORY; CUMULATIVE LOSSES

       The Company was founded in February 1992, and its first product shipped in May 1992. The Company has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $12.6 million as of June 30, 1996. The Company expects to continue to incur such losses through 1996, and there can be no assurance that the Company will reach and sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to upgrade its technologies, commercialize products and services incorporating such technologies, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that the Company will be successful.

QUARTERLY FLUCTUATIONS

       The Company's quarterly and annual operating results have, in the past, and may, in the future, vary significantly, depending on many factors. The Company generally ships products as orders are received and, therefore, has little or no backlog. Historically, a substantial portion of the Company's revenues has been recognized in the last month of the quarter as a result of many customers purchasing practices and the Company's compensation practices for its sales personnel. During the second half 1995, the Company changed its sales force compensation practices to encourage a more even distribution of revenues throughout the quarter. However, the inability of the Company to recognize expected revenues during the last month of the quarter, particularly due to delay in the timing of large orders, could result in substantial fluctuations from period to period. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of expenses incurred by the Company in anticipation of product releases or increased revenue, the timing of product enhancements and product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies of the Company and its competitors, variations in the mix of products the Company licenses, the mix of direct and indirect sales, personnel changes and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.


FUTURE OPERATING RESULTS UNCERTAIN

       Although the Company has recently begun to experience a significant increase in its revenue growth rate, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will be profitable in any future period. Revenues depend primarily on the volume and timing of orders received during the period, which are difficult to forecast. Licenses of the Company's NetJunction products, which accounted for a substantial portion of the Company's revenues to date, generally involve a significant commitment of capital by prospective customers, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and lengthy decision-making processes. For these and other reasons, the sales cycle associated with the license of the Company's NetJunction products is lengthy (typically three to six months) and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The timing and outcome of such decision-making processes have affected the Company's historical financial performance and are expected to impact future results. Although the Company anticipates that revenues relating to new products, such as the recently introduced NetConnex product, will increase in the future, there can be no assurance that the Company's expectations of increased revenues from its new products will be realized.

       The Company's expense levels are based, in part, on its expectation of future revenues, which are difficult to predict. If revenue levels are below expectations due to delays associated with customers' decision-making processes or for any other reason, operating results are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses is related to headcount that cannot be easily reduced without adversely affecting the Company's business. In addition, the Company currently intends to increase its funding of research and product development, increase its sales and marketing and customer support operations and expand distribution channels. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

       Due to the foregoing and other factors, it is likely that in some future period the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


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

       Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has, in the past, discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Although the Company has corrected known material defects in its current products and has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in, among other consequences, loss of market share or failure to achieve market acceptance.


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


MANAGEMENT OF GROWTH

       If the Company continues to grow, it will be required to recruit additional key sales and marketing and technical personnel. An increase in engineering staff will be required to rapidly develop the full line of Windows NT-based products currently being planned and to design new features for the Company's NetJunction products. The Company's product marketing strategy in the future will place greater reliance on distribution by VARs and distributors to supplement a direct sales model, which will require the addition of personnel with channel experience to the Company's sales and marketing force. Moreover, the number and size of the Company's annual maintenance contracts are expected to increase as sales and the installed base of the Company's products increase, resulting in pressure to increase customer service and support personnel. Additional customer service and support personnel will also be needed to support the Company's Windows NT-based products. These products are expected to be purchased by customers with little computer knowledge and experience who increasingly rely upon the Company's customer service personnel to provide extensive telephone support, often involving software and hardware problems unrelated to the Company's products. The Company's ability to assimilate new personnel will be critical to the Company's performance, and there can be no assurance that the administrative, financial and operational systems and controls currently in place will be adequate if the Company continues to grow or that the Company will be able to implement additional systems and controls successfully, and in a timely manner.

       Moreover, the increase in the number of the Company's employees and the Company's market diversification and product development activities have resulted in increased responsibility for management. The inability of the Company's management to manage its growth, to respond to changing business conditions, or to adapt its operational, management and financial systems and controls to accommodate its growth, could have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON THE NETJUNCTION PRODUCTS; MARKET ACCEPTANCE OF WINDOWS NT-BASED PRODUCTS

       Since its inception, the Company has derived a substantial portion of its revenues from its products. Revenues from these products accounted for approximately 70% of the Company's revenues from software licenses in the quarter ending June 30, 1996. The Company's future operating results are significantly dependent upon continued market acceptance and continued enhancement of its NetJunction products. Today's businesses use e-mail and groupware for messaging and critical file transfers within their own organizations, as well as to conduct electronic information transfer with other organizations over the Internet. The market for the

Company's NetJunction products is in large part due to the proliferation of numerous disparate e-mail systems and LAN environments, and the fact that, to date, no single vendor has dominated this market. Standardization of messaging systems could reduce demand for the connectivity feature of the Company's products. There can be no assurance that the NetJunction products will continue to be adequately enhanced to achieve continued market acceptance or that competitive developments out of the Company's control may not substantially reduce or eliminate the Company's principal market.

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

       The Company believes that a number of factors must be addressed for its products to achieve broad market acceptance. These factors include throughput performance, functionality, interoperability with existing systems, price and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company failing to achieve broad market acceptance of its products. The market for the Company's products has only recently begun to develop and is rapidly evolving. As is typical in the case of such markets, demand and market acceptance are subject to a high level of uncertainty. The industry, especially the portions of the market relating to Windows NT and the Internet, is young and has few proven products. Accordingly, it is difficult to predict the future growth rate, if any, the size of the market and the potential acceptance of the Company's products. Failure of the Company's products to achieve broad market acceptance as a result of competition, technological change or other factors, and any factor adversely affecting the e-mail and groupware markets or viability of the Internet, could have a material adverse effect on the Company's business, financial condition and results of operations


DEPENDENCE ON THE INTERNET

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


COMPETITION

       The market for the Company's products is intensely competitive and subject to rapid change. In the LAN environment, the Company primarily encounters competition from large public systems vendors, including Control Data Systems ("CDS"), Digital Equipment Corporation ("DEC") and International Business Machines Corporation ("IBM"). Additionally, many companies offer alternative solutions with point-to-point gateway connectivity products. The Company also anticipates competition in the future from companies in related markets, such as database vendors, internetworking vendors and value-added network or Internet service providers. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the e-mail connectivity, intelligent directory and application router markets continue to develop and expand. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and product quality, performance and price, ease of product integration with disparate e-mail, groupware, LAN and WAN environments, quality of customer support services, customer training and documentation, hardware platforms supported and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

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

RISKS ASSOCIATED WITH ACQUISITIONS

       While no acquisitions are currently in process, the Company may, in the future, pursue acquisitions of complimentary companies or technologies to further strategic corporate objectives. Such acquisitions could result in a significant use of cash and earnings per share dilution caused by reduced interest income and/or the issuance of additional stock. Additionally, future operating costs associated with the acquisition of companies or technologies could materially impact future operating results. Further, such acquisitions could result in the immediate write-off of research and development in process and expenses relating to acquisition and integration costs. Accordingly, accounting charges related to such transactions could result is significant loss in one or more fiscal quarter.



INCREASING DEPENDENCE ON SYSTEMS INTEGRATORS

       The Company utilizes systems integrators to assist in the deployment and project management of its NetJunction products. These systems integrators help the Company's customers design and implement complex computer communication networks, which often consist of both hardware and software from a variety of vendors. The Company anticipates that future sales of its NetJunction products will be increasingly dependent upon the continued viability and financial stability of these systems integrators. Since these computer communication projects involve customers with varying degrees of sophistication, effective systems integrator representatives must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Systems integrators may recommend products of several different companies, including, in some cases, products that are competitive with the Company's products. There can be no assurance that any of the Company's systems integrators will be able to market, deploy or support the Company's products effectively, that economic conditions or industry demand will not adversely affect these companies, or that any of these systems integrators will not devote greater resources to marketing and supporting products of other companies. The loss of any of the Company's systems integrators could have a material adverse effect on the Company's business, financial condition and results of operations.


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


DEPENDENCE ON PROPRIETARY TECHNOLOGY

       The Company's future success is dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Much of the Company's software is shipped with a software security lock which initially limits software access to authorized users. In addition, the Company restricts third-party access to its source code, except in connection with source code escrow arrangements. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. The Company and Microsoft co-own part of the source code for NetConnex that was jointly developed under an agreement. Microsoft is not restricted in the use it may make of the source code and could develop products competitive with the Company's products in the future. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, financial condition and results of operations.

       Although the Company has not received any notice that its products infringe the proprietary rights of any third party, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims as well. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks, whether or not such litigation is resolved in the Company's favor and whether or not any claims against the Company have merit. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to license its products in the United States or abroad. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. However, there can be no assurance that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licensed will be acceptable to the Company. There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties and the Company has not brought any similar type of action against any other person or entity.


INTERNATIONAL SALES

       Although international sales accounted for 30.6% of the Company's total revenues in the quarter ended June 30, 1996, it is expected that revenues from the licensing and support of the Company's products in international markets will increase in the future. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability. Because licenses of the Company's products are denominated in United States dollars, an increase in the value of the dollar could increase the price in local currencies of the Company' products in foreign markets and make the Company's products relatively more expensive than competitive products denominated in local currencies. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international license and service revenue. The Company believes that its growth will require expansion of its sales in foreign markets and expects to rely principally on resellers in those markets, rather than substantially increase its direct sales force to serve those markets. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service.


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



VOLATILITY OF STOCK PRICE

       The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, acquisitions or divestiture of business or technology, conditions and trends in the software or other industries, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         On or about May 9, 1996, an action was commenced against the Company by one of its subcontractors relating to a project by which the Company provided software products and services to one it its customers. The action, entitled "Salinas Group Limited, Plaintiff, versus Worldtalk Communications Corporation, Defendant", was removed by the Company to the United States District Court for the Southern District of New York, where it has been assigned Action No. 96 Civ. 4812 (LAR). The dispute concerns the performance of the subcontractor under a written agreement with the Company, and the subcontractor's claim for certain cost overruns. The subcontractor has claimed $109,900 for services alleged rendered, and has also made a claim for $823,200 in damages for an unspecified breach of contract and without specifying the nature of the alleged damages. The Company believes the claims of the subcontractor are without merit and intends vigorously to defend against the action. The Company has filed a Counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement.

ITEM 2.  CHANGE IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibit is being filed as part of this Report 11-1 Statement re: Computation of Per Share Earnings.

(b)      Financial data schedule

(c)      No reports on Form 8-K were filed during the three months ended June
         30, 1996.

SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WORLDTALK
                                     COMMUNICATIONS CORPORATION




Date: August 14, 1996                By: /s/ STEPHEN BENNION
                                         Stephen R. Bennion
                                         Vice President, Finance and Operations
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)