Form 10-Q
period 1996-09-30
WORLDTALK COMMUNICATIONS CORP
filed 1996-11-14
CIK 1008588

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-27886

                      WORLDTALK COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     77-0303581
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                    Identification Number)


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

As of October 31, there were 9,704,543 shares of the Registrant's common stock outstanding.


                                                                    Page 1 of 49
                                                       Exhibits Table on Page 14

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX


                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:           Financial Statements

                  Condensed Balance Sheets as of September 30, 1996
                      and December 31, 1995....................................................      3

                  Condensed Statements of Operations for the three and
                      nine months ended September 30, 1996 and 1995 ...........................      4

                  Condensed Statements of Cash Flows for the nine
                      months ended September 30, 1996 and 1995.................................      5

                  Notes to Condensed Financial Statements......................................      6

ITEM 2:           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................      8

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     13

ITEM 5:           Other Information............................................................     13

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     14

                  Signature....................................................................     15

                  Exhibits.....................................................................     16

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      WORLDTALK COMMUNICATIONS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                                            1996        December 31,
                                                                        (UNAUDITED)         1995
                                                                        -----------     -----------
                                 ASSETS
Current assets:
    Cash and cash equivalents ......................................     $  7,588        $    984
    Restricted cash ................................................         --             2,000
    Short-term Investments .........................................        7,575            --
    Accounts receivable, net of allowance for doubtful accounts of
       $466 and $150, respectively .................................        3,693           1,567
    Prepaid expenses ...............................................          478             115
                                                                         --------        --------
    Total current assets ...........................................       19,334           4,666
Property and equipment, net ........................................        1,535             707
Other assets .......................................................          310             354
                                                                         --------        --------
                                                                         $ 21,179        $  5,727
                                                                         ========        ========

                LIABILITIES, REDEEMABLE PREFERRED STOCK,
                   AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ...............................................     $  1,355        $    679
    Current portion of capital lease obligations ...................          139             254
    Accrued expenses ...............................................        2,793           1,927
    Deferred revenue ...............................................        1,869           1,005
                                                                         --------        --------
         Total current liabilities .................................        6,156           3,865
Capital lease obligations, less current portion ....................          165             266
Other liabilities ..................................................          100             185
Notes payable ......................................................          250            --
                                                                         --------        --------
                                                                            6,671           4,316
                                                                         --------        --------

Redeemable convertible preferred stock .............................         --            12,816

Commitments and contingencies
Stockholders' equity (deficit):
Common stock .......................................................           97              15
Additional paid-in capital .........................................       27,278             670
Stockholder notes receivable .......................................         (262)           (194)
Deferred compensation ..............................................         (142)           (175)
Accumulated deficit ................................................      (12,463)        (11,721)
                                                                         --------        --------
         Total stockholders' equity (deficit) ......................       14,508         (11,405)
                                                                         --------        --------
                                                                         $ 21,179        $  5,727
                                                                         ========        ========


           See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED             Nine Months Ended
                                                                  SEPTEMBER 30,                 September 30,
                                                            -----------------------        ----------------------
                                                              1996           1995           1996           1995
                                                            --------        -------        -------        -------
Revenues:
   Software licenses ................................       $  2,563        $   814        $ 6,727        $ 2,479
   Maintenance, installation, and training ..........          1,309            554          3,126          1,364
   Software development contracts ...................           --              446           --              612
                                                            --------        -------        -------        -------
         Total revenues .............................          3,872          1,814          9,853          4,455

Cost of revenue:
   Software licenses ................................            309             92            751            191
   Maintenance, installation, and training ..........            601            312          1,630            791
   Software development contracts ...................           --             --             --              362
                                                            --------        -------        -------        -------
         Total cost of revenues .....................            910            404          2,381          1,344

Operating expenses:
   Sales and marketing ..............................          1,669          1,377          4,720          3,501
   Product development ..............................            925            639          2,601          1,823
   General and administrative .......................            417            505          1,248          1,078
                                                            --------        -------        -------        -------
         Total operating expenses ...................          3,011          2,521          8,569          6,402

Operating loss ......................................            (49)        (1,111)        (1,097)        (3,291)
Other income, net ...................................            212              4            355             26
                                                            --------        -------        -------        -------
Net income (loss) ...................................       $    163        $(1,107)       $  (742)       $(3,265)
                                                            ========        =======        =======        =======
Pro Forma, net income (loss) per share ..............       $   0.02        $ (0.15)       $ (0.08)       $ (0.43)
                                                            --------        -------        -------        -------
Shares used in computing pro forma net loss per share         10,335          7,606          8,896          7,589
                                                            --------        -------        -------        -------

           See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          -----------------------
                                                                                            1996            1995
                                                                                          --------        -------
Cash flows from operating activities:
   Net loss .......................................................................       $   (742)       $(3,265)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ...............................................            344            177
      Amortization of deferred compensation .......................................             33           --
      Changes in operating assets and liabilities:
        Accounts receivable .......................................................         (2,126)          (349)
        Prepaid expenses ..........................................................           (469)            63
        Accounts payable ..........................................................            676            198
        Accrued expenses ..........................................................            781            799
        Deferred revenue ..........................................................            864            166
                                                                                          --------        -------
           Net cash used in operating activities ..................................           (639)        (2,211)
                                                                                          --------        -------
Cash flows from investing activities:
   Restricted cash ................................................................          2,000           --
   Purchase of property and equipment .............................................         (1,157)          (254)
   Purchase of available-for-sale securities ......................................         (7,575)          --
   Other assets ...................................................................             34           (222)
                                                                                          --------        -------
         Net cash used in investing activities ....................................         (6,698)          (476)
                                                                                          --------        -------
Cash flows from financing activities:
   Net proceeds from issuance of common stock .....................................         13,907           --
   Proceeds from issuance of convertible secured promissory notes .................           --            1,000
   Net proceeds from issuance of redeemable preferred stock .......................           --            2,753
   Proceeds from bank borrowings ..................................................            250           --
   Principal payments under capital lease obligations .............................           (216)          (150)
                                                                                          --------        -------
         Net cash provided in financing activities ................................         13,941          3,603
                                                                                          --------        -------
Net increase in cash and cash equivalents .........................................          6,604            916
Cash and cash equivalents at beginning of period ..................................            984            198
                                                                                          --------        -------
Cash and cash equivalents at end of period ........................................       $  7,588        $ 1,114
                                                                                          ========        =======
Supplemental disclosures:
   Cash paid during the period:
     Interest .....................................................................       $     61        $    27
                                                                                          --------        -------
   Non cash investing and financing activities:
     Conversion of convertible preferred stock to common stock ....................       $ 12,816        $  --
                                                                                          --------        -------
     Conversion of Series AA redeemable preferred stock and
       common stock into Series A redeemable preferred stock ......................       $   --          $ 7,133
                                                                                          --------        -------
     Conversion of convertible secured promissory notes in
       connection with sale of Series B redeemable preferred stock.................       $   --          $ 1,000
                                                                                          --------        -------
     Equipment acquired under capital lease agreements ............................       $   --          $    63
                                                                                          --------        -------
     Exercise of common stock options in exchange for stockholder
       notes receivable ...........................................................       $     68        $  --
                                                                                          --------        -------


           See accompanying notes to condensed financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) THE COMPANY AND BASIS OF PRESENTATION

    The Company

    Worldtalk Communications Corporation, a Delaware corporation doing business as Worldtalk Corporation (the "Company"), is a leading provider of directory-based software solutions that support organizations in transforming intranets into secure, robust and cost-effective platforms for business-critical applications and electronic commerce. Worldtalk's solutions are designed to enable these organizations to build, evolve and expand full service intranets, while leveraging their existing infrastructure. The Company focuses on electronic mail, groupware, directory and security applications.

    The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or any other period.

    The accompanying interim financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

    Reclassifications

    Certain reclassifications were made in the 1995 financial statements to conform with 1996 presentation.

(2)    SIGNIFICANT EVENT

       On April 17, 1996, the Company completed the initial public offering of
2.1 million shares of its Common Stock, of which 2.0 million shares were issued and sold by the Company, and 100,000 shares were sold by a selling stockholder. On May 8, 1996, an additional 315,000 shares were sold by selling stockholders upon exercise of the underwriters' over-allotment option. Net proceeds to the Company aggregated approximately $14.0 million. The proceeds have been invested in accordance with the Company's Board of Directors approved investment policy. As of the closing date of the offering, all of the mandatorily redeemable convertible Preferred Stock outstanding prior to such offering was automatically converted into an aggregate of 6,025,000 shares of Common Stock.

(3)    LITIGATION

         In May 1996, an action was commenced against the Company by a subcontractor, Salinas Group Limited, relating to a project by which the Company provided software products and services to one of its customers. The complaint, currently filed in the U.S. District Court for the Southern District of New York, seeks payment for certain cost overruns and damages for an unspecified breach of contract and sets forth various claims, including breach of alleged contracts and interference with certain contracts the subcontractor had with the Company's customers. The complaint seeks over $12 million in damages, but does not specify the basis, or the nature, of the alleged damages. The complaint also seeks unspecified punitive damages.

         The Company intends to defend vigorously against the action. The Company believes that: the subcontractor's claims are without merit and not supported by the facts or the law; the subcontractor agreement expressly disclaims the types of damages now being sought; the alleged reseller agreement was superseded by a later agreement that also bars the types of damages being sought; and the law prohibits punitive damages for breach of contract.

         The Company has filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company has filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty and their failure to report and pay to the Company fees they received for licensing the Company's products.


(4)    SUBSEQUENT EVENTS

         In November 1996, the Company acquired Deming Software, Inc. ("Deming"), a developer of electronic mail security software for the Internet. Approximately 547,000 shares of the Company's common stock and approximately $225,000 in cash were exchanged for all outstanding shares of Deming common stock. As a result of the acquisition, Deming, based in Bellevue, Washington, has become a wholly owned subsidiary of the Company.

         The acquisition will be accounted for as a purchase. As a result, the Company expects to record a one-time, principally non-cash charge of approximately $5.0 million, or approximately $0.50 per share, in the fourth quarter ended December 31, 1996. This charge will reflect the write-off of in-process research and development associated with the acquisition.

PART I:       FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

    The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333- 1482).

    The Company's quarterly and annual operating results have, in the past, and may, in the future, vary significantly, depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last month of the quarter as a result of many customers' purchasing practices and the Company's compensation practices for its sales personnel. During the second half 1995, the Company changed its sales force compensation practices to encourage a more even distribution of revenues throughout the quarter. However, the inability of the Company to recognize expected revenues during the last month of the quarter, particularly due to delay in the timing of large orders, could result in substantial fluctuations from period to period. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of expenses incurred by the Company in anticipation of product releases or increased revenue, the timing of product enhancements and product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies of the Company and its competitors, variations in the mix of products the Company licenses, the mix of direct and indirect sales, personnel changes and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.


Revenue

         The Company's revenues are derived primarily from license fees for its software and charges for services, including maintenance, consulting and training. License revenues consist of revenues received by the Company from both the initial license of its software products as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenues are received by the Company for support contracts and consulting and training services. Software development contracts consist principally of custom product development and non-recoverable engineering charges for product integration and customization. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. Software development contract revenues are recognized using the percentage of completion method. Revenues from international operations in the quarter ended September 30, 1996 were 20.1% and in prior quarters ranged from approximately 15% to 30% of revenue.

         The Company's total revenues for quarter ended September 30, 1996 included a sale to one customer which comprised 18.2% of total revenues for the period. The Company's contract with this customer was under the ordinary course of business and is not a continuing contract. It is the nature of the Company's business that it experience fluctuations in its customer base from quarter to quarter. No other customer accounted for more than 10% of the Company's total revenues for the three months ended September 30, 1996.

         The Company's total revenues for the three and nine months ended September 30, 1996 were $3.9 million and $9.9 million, respectively, an increase of $2.1 million and $5.4 million when compared with the comparable periods last year and an increase of $600,000 when compared with the immediately preceding quarter ended June 30, 1996. Software license and software development revenues for the quarter ended September 30, 1996 were $2.6 million as compared with $1.3 million for the comparable year-ago quarter, and $2.2 million for the immediately preceding quarter ended June 30, 1996. Software license and software development revenues for the nine months ended September 30, 1996 and 1995 were $6.7 million and $3.1 million, respectively. The increase in software license and software development revenues from the comparable year-ago quarter and the comparable nine month period last year was largely attributable to sales of NetJunction on Hewlett Packard products to both new and existing accounts, as well as generally increased market acceptance of the Company's new and existing products and the continued expansion of the Company's direct sales force. Maintenance, installation and training revenues for the quarter ended September 30, 1996 were $1.3 million as compared with $554,000 for the comparable year-ago quarter, and $1.1 million for the immediately preceding quarter ended June 30, 1996. Maintenance, installation and training revenues for the nine months ended September 30, 1996 and 1995 were $3.1 million and $1.4 million , respectively. The three and nine month increases were primarily attributable to maintenance contracts associated with new software licenses and the renewal of maintenance contracts by existing customers. The Company expects that maintenance, installation and training revenues will continue to increase in absolute amounts as its customer base grows. In 1995, the Company formed its Professional Services organization to assume the responsibility for providing installation, training, and consulting services to its customer base. Revenues for consulting services are included in maintenance, installation and training revenues.

         Future growth in revenues will be dependent on several factors, including the following: the Company's ability to add enhanced features and functionality to its NetJunction on Hewlett Packard products, growth of both direct and indirect sales resources, market acceptance of the NetConnex product, and the Company's ability to successfully port its NetJunction products to the Window NT operation system on a timely basis. The latter two factors are directly related to the increasing popularity of the Window NT operating system.

Cost of Revenue

    The Company's total cost of revenue for the three and nine months ended September 30, 1996 were $910,000 and $2.4 million , respectively, an increase of $506,000 and $1.0 million when compared with the same periods last year and an increase of $58,000 when compared with the immediately preceding quarter ended June 30, 1996. Software license costs, which primarily consist of media and documentation, increased from $92,000 in the third quarter of 1995, and from $296,000 in the second quarter of 1996 to $309,000 in the third quarter of 1996. The increases in software license costs were due to higher sales volume. Costs were lower in the first nine months of 1995 due to the granting of customer site licenses where media and documentation costs are minimal since the customer purchases one product master of the software and documentation. Maintenance, installation and training costs, which consist primarily of labor and overhead, increased from $312,000 in the third quarter of 1995 and from $556,000 in the second quarter of 1996 to $601,000 in the third quarter of 1996. The increases in maintenance, installation and training costs were due primarily to the increase in the number of customer support and training personnel, and related overhead costs necessary to support a larger installed customer base and product upgrades. The Company recognizes software development costs as incurred, while related revenue is recognized as contract milestones are achieved. Gross margin as a percentage of total revenues was 76.5% and 75.8% for the three and nine months ended September 30, 1996, respectively, compared with 77.7% and 69.8% for the comparable periods last year and 74.0% for the immediately preceding quarter. The decrease in gross margin as a percentage of total revenues for the comparable three month period a year ago was due to recent increases in outsourcing of software development to third-party contractors and the expansion of the professional services organization. The increase in gross margin as a percentage of total revenues from the comparable nine month period a year ago and the immediately preceding quarter was a result of the change towards software licensing, which has higher gross margins.


Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, sales commissions and promotional expenses. Sales and marketing expenses for the three and nine months ended September 30, 1996 were $1.7 million and $4.7 million respectively, an increase of $292,000 and $1.2 million when compared with the comparable periods last year and an increase of $25,000 when compared with the immediately preceding quarter ended June 30, 1996. Sales and marketing expenses represented 43.1% and 47.9% of total revenues for the three and nine months ended September 30, 1996 compared with 75.9% and 78.6%, respectively, for the comparable year-ago periods and 50.2% for the immediately preceding quarter. The increase in absolute dollars reflects the hiring of additional sales and marketing personnel in connection with the building of the Company's direct sales force, higher sales commissions associated with increased sales volume and increased promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to the increase in revenues and the fact that sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the near future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and to expand internationally through a combination of distributors, VARs and direct sales personnel.


Product Development

    Product development expenses associated with the development of new products, enhancements of existing products and quality assurance activities, consist principally of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three and nine months ended September 30, 1996 were $925,000 and $2.6 million respectively, an increase of $286,000 and $778,000 when compared with the same periods last year and an increase of $73,000 when compared with the immediately preceding quarter ended June 30, 1996. Product development expenses represented 23.9% and 26.4% of total revenues for the three and nine months ended September 30, 1996 compared with 35.2% and 40.9%, respectively, for the comparable year-ago periods and 26.0% for the immediately preceding quarter. The increase in absolute dollars in product development expenses occurred as the Company built its product development organization and was comprised of additional expenses relating to headcount. The decrease in product development expenses as a percentage of total revenues is attributable to the increase in revenues and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that a significant level of investment in product development is required to remain competitive. The Company anticipates for the foreseeable future, that these expenses will continue to increase in absolute dollars.


General and Administrative

    General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses for the three and nine months ended September 30, 1996 were $417,000 and $1.2 million respectively, a decrease of $88,000 from the comparable three months ended September 30, 1995 and an increase of $170,000 from the comparable nine months ended September 30, 1995 and an increase of $32,000 when compared with the immediately preceding quarter ended June 30, 1996. General and administrative expenses represented 10.8% and 12.7% of total revenues for the three and nine months ended September 30, 1996 compared with 27.8% and 24.2%, respectively, for the comparable year-ago periods and 11.8% for the immediately preceding quarter. The decrease in absolute dollars from the comparable three months ended September 30, 1995 relates to approximately $135,000 of facility relocation costs incurred in that quarter. The decrease in general and administrative expenses as a percentage of total revenues is attributable to the increase in revenue and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will increase in absolute dollar amounts for the near term as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company.

    As of September 30, 1996, the Company had deferred compensation of $142,000 for the difference between the grant price and the deemed fair value of the Company's Common Stock for shares subject to options granted during the last two months of 1995. The deferred compensation is being amortized over the four-year vesting period of the options.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of private sales of Preferred Stock and Common Stock. Through September 30, 1996, the Company had raised $27.3 million from the sale of Preferred Stock and Common Stock. At September 30, 1996, the Company had $7.6 million in cash and cash equivalents. In April and May 1996, the Company closed its initial public offering with net proceeds to the Company of approximately $14.0 million.

    The Company has a $750,000 bank credit facility which is comprised of a $500,000 line of credit that expired on October 15, 1996 and a $250,000 term loan facility that expires on October 15, 1998. The $500,000 line of credit has been extended until December 15, 1998. As of September 30, 1996, the Company had borrowed $250,000 of the term loan facility and had not borrowed against the line of credit.

    Net cash used by operating activities was $639,000 and $2.2 million in the first nine months of 1996 and 1995, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable, which were partially offset by increases in accrued liabilities, accounts payable and deferred revenue. Net cash used by investing activities was $6.7 million and $476,000 in the first nine months of 1996 and 1995, respectively. This was primarily due to purchase property and equipment and marketable securities. Financing activities generated cash of $13.9 million and $3.6 million in the first nine months of 1996 and 1995, respectively, primarily from the issuance of Preferred Stock, Common Stock and promissory notes that were later converted into capital stock and from capital leases and bank borrowings.

    As of September 30, 1996, the Company's principal commitments consisted of obligations under operating and capital leases, comprised of $4.4 million and $304,000, respectively.

    Capital expenditures have been, and near-term future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. While the Company currently has no material capital commitments, the Company anticipates that its planned purchases of capital equipment in 1996 will require additional expenditures of approximately $100,000.

    The Company may, in the future, pursue acquisitions of complimentary companies or technologies to further strategic corporate objectives. Such acquisitions could result in a significant use of cash and earnings per share dilution caused by reduced interest income and/or the issuance of additional stock. Additionally, future operating costs associated with the acquisition of companies or technologies could materially impact future operating results. Further, such acquisitions could result in the immediate write-off of research and development in process and expenses relating to acquisition and integration costs. Accordingly, accounting charges related to such transactions could result in significant losses in one or more fiscal quarters.

    The Company believes that the net proceeds from its initial public offering, together with its cash balance, credit facilities and cash flow generated from future operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company, if at all.


FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. These are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

PART II: OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         In May 1996, an action was commenced against the Company by a subcontractor, Salinas Group Limited, relating to a project by which the Company provided software products and services to one of its customers. The complaint, currently filed in the U.S. District Court for the Southern District of New York, seeks payment for certain cost overruns and damages for an unspecified breach of contract and sets forth various claims, including breach of alleged contracts and interference with certain contracts the subcontractor had with the Company's customers. The complaint seeks over $12 million in damages, but does not specify the basis, or the nature, of the alleged damages. The complaint also seeks unspecified punitive damages.

         The Company intends to defend vigorously against the action. The Company believes that: the subcontractor's claims are without merit and not supported by the facts or the law; the subcontractor agreement expressly disclaims the types of damages now being sought; the alleged reseller agreement was superseded by a later agreement that also bars the types of damages being sought; and the law prohibits punitive damages for breach of contract.

The Company has filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company has filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty and their failure to report and pay to the Company fees they received for licensing the Company's products.


ITEM 5.           OTHER INFORMATION

         In November 1996, the Company acquired Deming Software, Inc. ("Deming"), a developer of electronic mail security software for the Internet that has delivered one of the first commercially available Secure Multipurpose Internet Mail Extensions ("SMIME") tool kits. Approximately 547,000 shares of the Company's common stock and approximately $225,000 in cash were exchanged for all outstanding shares of Deming common stock by way of merger. As a result of the acquisition, Deming, based in Bellevue, Washington, has become a wholly owned subsidiary of the Company. As the Company's subsidiary, Deming is expected to develop off-the-shelf client and server Internet security solutions, to be marketed by the Company with its suite of managed intranet application software.

         The acquisition will be accounted for as a purchase. As a result, the Company expects to record a one-time, principally non-cash charge of approximately $5.0 million, or approximately $0.50 per share, in the fourth quarter ended December 31, 1996. This charge will reflect the write-off of in-process research and development associated with the acquisition.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are being filed as part of this report:

       10.1        1996 Directors' Stock Option Plan                                    16

       10.2        1996 Equity Incentive Plan                                           24

       10.3        1996 Employee Stock Purchase Plan                                    39

       11.1        Statement re: Computation of Net Income (Loss) per Share             48

       27.1        Financial Data Schedule                                              49

(b)    Reports on Form 8-K. No reports were filed during the three months ended
       September 30, 1996.

SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WORLDTALK
                                   COMMUNICATIONS CORPORATION




Date: November     , 1996           By:   /s/ STEPHEN BENNION
                ---                    ---------------------------------------
                                          Stephen R. Bennion
                                          Vice President, Finance and Operations
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                 EXHIBIT INDEX

       10.1        1996 Directors' Stock Option Plan

       10.2        1996 Equity Incentive Plan

       10.3        1996 Employee Stock Purchase Plan

       11.1        Statement re: Computation of Net Income (Loss) per Share

       27.1        Financial Data Schedule