Form 10-K
period 1996-12-31
WORLDTALK COMMUNICATIONS CORP
filed 1997-03-31
CIK 1008588

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from          to

                         Commission file number 0-27886

                      WORLDTALK COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)


                                          DELAWARE                                          77-0303581
                      (State or other jurisdiction of incorporation or                    (IRS Employer
                                       organization)                                  Identification Number)


                            5155 OLD IRONSIDES DRIVE
                         SANTA CLARA, CALIFORNIA  95054
                    (Address of principal executive offices)


                                 (408) 567-1500
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Title of Class
                         Common Stock, $.001 Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        (1)   Yes      X         No
                                                   __________        __________

                                        (2)   Yes      X         No
                                                   __________        __________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
                                        Yes      X         No
                                             __________        __________

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of such stock on February 28, 1997, as reported by the Nasdaq National Market was approximately $74,713,962

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on February 28, 1997 was 10,305,374 shares.

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held on June 12, 1997, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

The discussion in this report on Form 10K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Readers should pay particular attention to the risk factors described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," and particularly under the heading "Additional Factors That May Effect Future Results". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q filed by the Company in 1996, any current Reports on Form 8-K filed by the Company and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

INTRODUCTION
Worldtalk Communications Corporation, a Delaware Corporation founded in 1992, and its subsidiary (collectively "Worldtalk" or the "Company"), is a leading provider of directory-based software and services solutions that support organizations in transforming intranets into secure, robust and cost-effective platforms for business-critical applications and electronic commerce. An "intranet" may be defined as the emerging application of Internet technology to interconnect application networks within enterprises. Worldtalk's products and services enable managed deployment of corporate intranets, designed to provide security, directory services, electronic mail ("e-mail") connectivity and groupware applications while leveraging an enterprise's existing infrastructure investment.

Organizations moving to today's intranet technology face significant implementation and management challenges which carry heavy cost and management burdens. In distributed client/server environments, intranets are frequently decentralized and therefore unmanaged beyond the local level. Interconnectivity among heterogeneous networks and legacy systems within the corporate intranet, whether proprietary or open in network architecture, is often insufficient to overcome these challenges. Organizations need to manage the networks within the corporate intranet.

In 1996, Worldtalk continued to focus on products and services designed to provide "Managed Intranet Solutions." Managed Intranet Solutions enable organizations to implement enterprise-wide communications backbones which centralize managed messaging, groupware, directory services and security services for their intranets. The foundation for these backbones, and the key to centralized management, is a distributed directory containing comprehensive access information on all end users throughout the enterprise. Worldtalk's Managed Intranet Solutions product suite is currently available on the HP-UX (HP 9000 servers from Hewlett Packard) platform with the introduction of a series of Windows NT based products scheduled to begin in 1997.

In November 1996, the Company acquired all of the outstanding stock of Deming Software, Inc. ("Deming") a privately held company, specializing in the development of electronic mail security software for the Internet, for a total purchase price of $4.8 million including 569,000 shares of the Company's common stock and $225,000 in cash, and $418,000 of direct acquisition costs. Through this acquisition, the Company believes that it enhanced its ability to deliver an integrated suite of Internet/intranet security solutions. The Company plans to combine Deming's digital identification and encryption experience with Worldtalk's messaging and directory services experience in the development of these products. The acquisition was accounted for using the purchase method and accordingly, the operating results of Deming have been included in the consolidated financial statements of the Company from the date of the acquisition, see Item 8 - Note (2) of Notes to Consolidated Financial Statements.

In the future, Worldtalk will continue to develop software and services to furnish the building blocks for corporate intranets. Worldtalk will also seek to expand channels of distribution from reliance on a direct sales model through the expansion of relationships with OEMs, VARs and distributors. During 1996, the Company recruited in excess of 200 VAR's and other third-party resellers. The Company believes that the process introduction of several Windows NT based products during 1997 will accelerate this process. Through this strategy, Worldtalk expects to become a leading provider of both departmental and enterprise-wide intranet's software solutions. Worldtalk believes its key to success is leveraging Worldtalk's technical skills, engineering talent, sales and marketing skills and an installed base of customers to bring to market high-quality cost- competitive products that appeal to a wide variety of customers.

MARKET OVERVIEW
E-mail has become the most prominent network application. According to several industry analysts, companies today depend more and more on e-mail to conduct day-to-day business. E-mail usage varies from one organization to another. Such usage ranges from a pure and simple communications mechanism among employees to a platform for all workflow applications, electronic commerce, and line of business applications. This usage has driven network capacity to new limits. In fact, industry experts believe that e-mail accounts for 60% of network traffic within a Local Area Network and 75% of traffic within a Wide Area Network. While the network infrastructure (bridges and routers) in most organizations has been revamped to sustain such growth in network traffic, the e-mail infrastructure, if any, is still in catch-up mode.

As a result of growth, decentralized applications purchasing and merger/acquisition, many companies found themselves with several incompatible e-mail systems, from host-based systems such as IBM PROFS and Fischer TAO/EMC2, to LAN-based systems such as Lotus cc:Mail and Microsoft Mail, to proprietary client-server based groupware applications such as Lotus Notes and Microsoft Exchange. The initial solution implemented to connect these incompatible e-mail systems together was a series of point-to-point gateways, loosely tying the e-mail systems together. However, as e-mail usage continued to grow, gateways became the weakest link in the network and the bottleneck as well.

The emergence of the importance of the Internet and the intranet initiated a drive towards desktop consolidation around a single communication application -- The Browser. Companies are being driven to consolidate their intranet architecture with their messaging and directory backbones, and to migrate users to standards-based applications such as POP3/IMAP4 e-mail applications and LDAP directory services. A noted industry research organization predicts that intranet messaging will affect 72% of corporate e- mail networks in 1997, and 32% of organizations will start implementing standards-based messaging and directory systems. Initial return on investment for standards-based e-mail is relatively high, but so is the challenge of integrating these with the existing e-mail backbone.

THE WORLDTALK SOLUTION
Worldtalk's messaging and directory solutions can meet this challenge. Worldtalk provides directory-based software solutions which allow organizations to integrate their e-mail and directory systems with their intranets and provide a scaleable, efficient, standards-based and secure e-mail and directory infrastructure. Worldtalk's robust software products are complemented by its Professional Services Organization (PSO) which offers a complete package of consulting, custom engineering, training and educational services to meet customer needs from initial planning and network design to system testing and production implementation. Worldtalk's current product offerings include:

Enterprise Solutions - NetJunction(TM) Product Line, allows organizations to integrate all their proprietary e-mail and directory applications and provide consolidated access to the Internet and X.400 VANs.

Departmental Solutions - NetTalk(TM) Product Line, which allows organizations to deploy standards-based messaging and directory systems (POP3/IMAP4/LDAP) and connect them to client/server groupware desktop e-mail security solutions over the existing e-mail infrastructure.

Security Solutions - Secure Messenger product line, which allows organizations to deploy desktop-to-desktop e-mail security solution over the existing e-mail infrastructure.

During 1996, the Company introduced a number of new products and product enhancements including:

o NetOps, a Windows NT-based, remote management station for NetJunction enterprise backbone networks.

o Worldtalk Messaging Security Services, which provide Internet/intranet e-mail security for NetJunction networks.

o   NetJunction Version 4.1, the latest release of NetJunction.

o Secure Messenger, which provides secure messaging, based on the S/MIME protocol, for the Windows 95 and Windows NT platforms.

At the heart of the Network, NetJunction, the UNIX based e-mail and directory switch, provides the following services:

o Connectivity among e-mail and directory applications (host-based, LAN-based, proprietary client/server-based, and intranet-standards-based).

o   Consolidated access to the Internet and X.400 VANs.

o   Flow Control and Virus checking on traffic incoming from the Internet and
    X.400 VANs and between proprietary systems.

o   Internet-exposed directory services using the LDAP protocol.

Within departments, NetTalk, the Windows NT-based intranet e-mail and directory solution, provides the following services:

o POP3/IMAP4 Message Stores for standards-based e-mail clients (Eudora, Microsoft Internet Explorer, Netscape Communicator, Esys Simeon, etc.).

o LDAP-based directory services allowing all clients to use NetTalk as their sole directory server.

o Connectivity to Lotus Notes, Microsoft Exchange, and other LAN-based (such as Lotus, cc:Mail) systems to provide local switching and allow choice of applications for users and departments.

PRODUCTS AND PRODUCT ARCHITECTURE

   ENTERPRISE SOLUTION  - NETJUNCTION, THE BACKBONE
NetJunction is the heart of the e-mail backbone. NetJunction runs on HP/UX and provides e-mail and directory synchronization connectivity to over fourteen e-mail and directory systems. Based on industry standards (1988 and 1992 X.400 and SMTP/MIME for e-mail, and 1993 X.500 and LDAP for directory services), NetJunction merges heterogeneous and less-scalable e-mail systems into a scalable, efficient, standards-based e-mail and directory backbone.
NetJunction allows customers to fully leverage existing investment in e-mail and directory products. Communication between NetJunction servers uses X.400 or SMTP/MIME for e-mail and X.500 for directory services. X.500 is ideal for backbone directory services, as it provides the much needed robustness and flexibility required at the backbone. X-500's protocols (such as DISP and DSP) are more mature than those of LDAP, especially for replication and chaining. 1993 X.500 also contains richer access controls which are critical for backbone directory services, especially when the service is extended to departments, multiple sites, and to the Internet.

NetJunction consists of a server that provides message translation, directory synchronization, white and yellow page directory services, Internet message flow control, and virus checking. By centralizing Internet e-mail traffic through NetJunction, users can guarantee a virus-free e-mail environment. It also consists of Access Units that reside on a specific e-mail system network (the cc:Mail network for example) and provide connectivity to the NetJunction Server (both e-mail and directory synchronization).

NetJunction also contains a high-end LDAP server exposing the company directory (or a subset of that directory) internally to intranet user or externally to the Internet user. Using an LDAP compliant browser (such as Netscape Communicator and Internet Explorer) the user obtains access to the corporate directory.

   DEPARTMENTAL AND SMALLER ORGANIZATION SOLUTION - NETTALK
NetTalk extends the e-mail backbone to departments and smaller organizations. It offers standards-based e-mail and directory services and complete connectivity to Lotus Notes, Microsoft Exchange, and other LAN-based systems.

NetTalk includes POP3 and IMAP4 message stores, an X.500 directory exposing the LDAP interface, and connectors to other mail systems. It allows customers to fully adopt Internet standards for e-mail and directory applications.

NetTalk can be used as an e-mail and directory server for both Internet Explorer and Netscape Communicator, eliminating the need for additional hardware and software.

NetTalk itself communicates with NetJunction using SMTP/MIME for e-mail and pure LDAP replication for directory services offering flexibility in naming conventions and directory naming structures.

   SECURITY SOLUTION - SECURE MESSENGER
Secure Messenger works with any existing e-mail client to provide desktop-to-desktop e-mail security. Using the emerging S/MIME standards (endorsed by RSA, Netscape, Microsoft, Worldtalk and VeriSign, among others), Secure Messenger encrypts and digitally signs e-mail messages to ensure the authenticity and privacy of the messages. Originators can guarantee that only the intended recipient(s) can read the message and recipients can validate that the message is from the stated originator.

Secure Messenger works over any existing e-mail backbone. It does not require the organization to fully adopt an SMTP backbone. Users can transfer S/MIME messages over Microsoft Exchange, cc:Mail, or any other backbone. This makes it a leading solution known by the Company to be available in the market today that allows users to deploy inter-operable e-mail security solutions over an existing network.

Secure Messenger supports the use of X.509 digital certificates that could be self signed (self generated) or requested from a third-party vendor. It works with any existing PKI (Public Key Infrastructure), and can store certificates locally (person-to-person certificate exchange) or use the Worldtalk backbone directory (NetTalk, NetJunction, etc.) as a certificate store. Access to that store is obtained via LDAP. LDAP also allows users to submit their own certificates to the store (including certificates retrieved from third-party vendors). A digital certificate is a password-protected, encrypted data file that includes the name of the holder and other identification information, a public key which can be used to verify the digital signature, the name of the issuer or certification authority, and the certificate's validity period.

SALES AND MARKETING
The primary market for the Company's software products is comprised of organizations that implement geographically dispersed and/or heterogeneous e-mail, groupware and electronic commerce systems, both locally and over the Internet. Recently, the Company has expanded into product areas relating to Internet/intranet security. The Company ships its products shortly after receiving an order and has essentially no backlog.

   SALES CHANNELS
The Company's objective is to develop multiple channels of distribution worldwide for its products. The Company has designed its distribution strategy to address the specific requirements of small companies, departments and large enterprises and matches the sales and distribution channels to each of the Company's software product offerings. Historically, the Company has relied primarily on its direct sales and service organization for the license and installation of its products in North America. For international sales, the Company has entered into nonexclusive distribution relationships with a number of international distributors. The Company has recruited a number of VARs and other third-party resellers during 1996 and plans to expand these relationships in order to maximize sales of its new Windows NT products. The Company also markets and sells its products through its telesales organization.

The Company's direct sales force primarily targets medium to large-sized organizations with enterprise-wide LAN implementations, across all vertical markets. These organizations represent significant sales opportunities for the Company's current and future products. The direct sales process for NetJunction products involves the generation of leads through a combination of industry trade show participation, direct mail and telemarketing programs, requests for proposals from prospects or customer and channel referrals. The field sales force conducts multiple presentations and demonstrations of the Company's products to management at the customer's site. More recently, the direct sales force has begun working with VARs and systems integrators to deliver complete solutions for major customers. Typical sales cycles range from three to six months, but may be significantly longer for very large sales. At times, potential customers enter into 30-day evaluation agreements with the Company, during which time the customer can evaluate the software without charge. The Company also sells software upgrades and annual maintenance agreements directly to customers, as well as through its international distributors.

As noted, the Company pursues multiple channels for both its NetJunction and Windows NT-based products. Systems integrators and VARs often bundle Worldtalk products with other hardware, software and services as part of an integrated offering. The Company utilizes systems integrators to assist in the deployment and project management of its NetJunction products. These systems integrators help the Company's customers design and implement complex computer communication networks, which often consist of both hardware and software from a variety of vendors. Agreements with resellers and distributors are generally not exclusive and may be terminated by either party without penalty.

   INTERNATIONAL SALES
International sales, which are denominated in U.S. dollars, accounted for 24%, 14% and 28% of the Company's total revenues in 1996, 1995 and 1994, respectively. The Company has entered into distribution relationships with a number of international distributors who do not have exclusive territories. These distributors provide system installation, technical support and systems integration services, as well as follow-on first-line support to local customers. The Company plans to expand its international sales by establishing a more extensive network of international distributors, entering into agreements with third parties to provide customer service and support internationally and to develop localized versions of its products. No one international distributor or OEM accounted for greater than 10% of the Company's revenues in 1996, 1995 or 1994.

   MARKETING
The Company uses its direct sales force and its internal telesales organizations, in combination with a variety of marketing programs, to stimulate demand for its software products. The Company seeks to build awareness of its products through participation in industry trade shows and conferences, publication of technical articles in the trade press and communication with its installed base of customers. These programs are focused on target markets and are supplemented by selected VARs, systems integrators and international OEMs. In addition, the Company has developed co-marketing programs such as domestic and international, with key partners designed to take advantage of their complementary marketing capabilities.

PROFESSIONAL SERVICES
The Company established a professional services organization in 1995 to manage the Company's on-site installation services and custom development programs, offering customer training and professional consulting services to its customer base. These services are delivered by a combination of full-time Company employees and third-party consultants trained on Worldtalk applications, which are intended to complement related integration services performed by the Company's VARs, distributors and systems integrators. Professional services are performed for an additional fee, and are offered in conjunction with the licensing or deployment of Worldtalk's software products.

   INSTALLATION AND CONSULTING
The Company provides on-site installation and consulting services, generally billing for such services on a time-and-materials basis. Standard service contracts typically range from two to four weeks in duration and are sold primarily to support the installation and initial deployment of Worldtalk products. The Company also offers longer-term arrangements for those customers interested in broader network planning or program management services.

   TRAINING
The Company offers monthly customer training classes for Worldtalk network administrators and authorized resellers at the Company's headquarters in Santa Clara, California, as well as customized on-site classes for large customers.

   CUSTOM DEVELOPMENT
From time to time, the Company provides custom development services to customers who request unique or proprietary product extensions that enhance the value of Worldtalk solutions in their networks. These services may be performed by third-party integrators, consultants or Company employees, depending on the nature and complexity of the request.

   CUSTOMER MAINTENANCE AND SUPPORT
The Company's software is generally deployed in mission critical environments, where a high degree of customer support is important for the continuing success of product deployment. The Company maintains a centralized technical support group that is responsible for first-line telephone support as well as distribution of product and documentation updates. This group works closely with the Company's professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

Maintenance and support contracts, which are typically for twelve months, are offered concurrently with the initial license of a Company product. These contracts may be renewed annually and are generally priced at a fixed 20% of the list price of the licensed software. The Company has recently begun to expand its emergency response service to 24 hours a day, seven days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to the standard 20% fee.

The Company believes that customer support will play an increasing role in customer selection of products among competitive offerings. The Company plans to continue to invest in personnel, training and systems in order to meet expanding and evolving customer requirements. In particular, the Company intends to continue to complement its traditional telephone support services offering with other electronic media processes, including electronic mail and the Internet, which also facilitates the expedited distribution of new releases of software and "patches" to correct software "bugs".

STRATEGIC RELATIONSHIPS
The Company believes that strategic relationships with other technology vendors and channels of distribution are important to the Company's business. Accordingly, the Company has entered into strategic relationships with various companies such as Microsoft Corporation, ICL, RSA Data Security, VeriSign and Trend Micro. The Company plans to continue and to expand the utilization of strategic technology licensing, marketing, distribution and other business partnerships in the future.

PRODUCT DEVELOPMENT Since its inception, Worldtalk's product development efforts have focused on developing a stable and robust core technology, such as the Worldtalk directory and the surrounding architecture. The Company believes that this architecture is critical to developing new products, as well as enhancing existing products quickly. The Company's product development organization is grouped by key product areas and is comprised of development engineers, quality assurance engineers and technical writers. The approach used in product development is a phase-oriented development process that includes formal engineering specifications, design test documents, milestone inspections and quality control. This process incorporates the monitoring of quality, schedules, functionality, costs and customer satisfaction. The markets addressed by the Company's products are very sensitive to quality and, therefore, the Company focuses on continuously improving product quality.

The Company continues to leverage its technical expertise and product innovation capabilities to address user requirements for business-critical applications and electronic commerce. While UNIX/NetJunction products currently remain the core of the Company's business, in 1996 the Company continued to invest in advanced products and technologies including NetTalk, a Windows NT based intranet server and Internet/intranet security product, which the Company plans to introduce during 1997. In November, 1996, the Company acquired Deming Software, Inc., to strengthen its position in the Internet security market.

As of December 31, 1996, the Company had 34 full-time personnel employed in product development. During 1996, 1995 and 1994, product development expenses were $3.6 million, $2.4 million and $2.3 million, or 25.1%, 36.0% and 53.3% of total revenues, respectively.

COMPETITION
The market for the Company's products is intensely competitive and subject to rapid change. In the Company's NetJunction business, the Company primarily encounters competition from large systems vendors and integrators, principally, Control Data Systems, and SoftSwitch, a unit of International Business Machines Corporation (IBM). Additionally, several companies offer alternative solutions with point-to-point gateway connectivity products. The Company also anticipates competition in the future from companies in related markets, such as database vendors, Internet networking vendors and value added network or Internet service providers. The Company believes that its new Windows NT based products enhance the ability of customers to choose among disparate vendors such as Microsoft, Netscape and Novell in the establishment of managed corporate intranets. However, those companies may also be competitors, particularly in a homogeneous environment.

The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and features; product quality, performance and price; ease of product integration with disparate e-mail, groupware, LAN and WAN environments; quality of customer support services, customer training and documentation; hardware platforms supported; vendor and product reputation; and the strength of sales channels. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

Many of the Company's current and potential competitors have longer operating histories; significantly greater financial, technical, product development and marketing resources; greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company; adapt more quickly than the

Company to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and license of their products than the Company.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
The Company's future success is dependent upon its proprietary software technology. In addition, the Company licenses certain key technology from other companies. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures, to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel as well as new product developments and enhancements, are essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers. The Company limits access to and distribution of its software, documentation and other proprietary information. Much of the Company's software is shipped with a software security lock, which initially limits software access to authorized users. In addition, the Company restricts third party access to its source code, except in connection with source code escrow arrangements. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. The loss of any significant third-party license or the inability to license additional technology as required, could have a materially adverse effect on the Company's results of operations until such time as the Company could replace such technology.

EMPLOYEES
As of December 31, 1996, the Company had a total of 98 employees, of whom 33 were engaged in sales and marketing, 34 in research and development, 18 in professional services and technical support and 13 in administration, finance, MIS and operations. The Company's employees are not represented by labor unions, nor are they generally bound by employment or noncompetition agreements or covered by key-person life insurance policies. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

The Company intends to continue to hire a significant number of sales, professional services, marketing, and engineering personnel in the future. Competition for such personnel is intense, and there can be no assurance that the Company can hire and retain qualified personnel in the future. If the Company is unable to hire required personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

ITEM 2.  PROPERTIES

The Company's headquarters is located in Santa Clara, California, which houses product development, sales, technical support and administrative operations in approximately 30,000 square feet of space. This facility is under lease through September 2005.

The Company has leased sales offices in Chicago, Illinois; Minneapolis, Minnesota; New York, New York; Dallas, Texas; and McLean, Virginia. The Company, through its subsidiary, Deming Software, also has a leased engineering office in Bellevue, Washington.

ITEM 3.  LEGAL PROCEEDINGS

In May 1996, an action was commenced against the Company by a subcontractor, Salinas Group Limited, relating to a project by which the Company provided software products and services to one of its customers. The complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), seeks payment for certain cost overruns and damages for an unspecified breach of contract and sets forth various claims, including breach of alleged contracts and interference with certain contracts the subcontractor had with the Company's customers. The complaint seeks over $12 million in damages, but does not specify the basis, or the nature, of the alleged damages. The complaint also seeks unspecified punitive damages.

The Company intends to defend vigorously against the action. The Company believes that: the subcontractor's claims are without merit and not supported by the facts or the law; the subcontractor agreement expressly disclaims the types of damages now being sought; and the law prohibits punitive damages for breach of contract.

The Company has filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company has filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty, and their failure to report and pay to the Company fees they received for licensing the Company's products. The subcontractor has filed cross-claims that appear to be substantially similar to those asserted in the New York Action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "WTLK" since the Company's initial public offering in April 1996. The following table sets forth, for the periods indicated, the range of high low closing sale prices for the Company's Common Stock since its initial public offering on April 11, 1996.

                                               HIGH       LOW      CLOSE
                                               ----       ---      -----
     1996:
     Second Quarter                             15       8 1/4    12 1/4
     Third Quarter                              12 1/2   6 7/8     9 1/4
     Fourth Quarter                             15       7         7 1/2

As of December 31, 1996, there were approximately 119 holders of record of the Company's Common Stock. The number of record holders does not include those who hold in street or nominee name. When such shareholders are included, the number of shareholders exceeds 500.

DIVIDEND POLICY The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. The Company's bank prohibits the payment of dividend without the bank's written consent, see Item 8 - Note (6) of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                               1996         1995         1994        1993         1992
                                               ----         ----         ----        ----         ----
                                               (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Total revenue                                $  14,205     $  6,705     $  4,392    $   1,958    $    938

Total cost of revenue                            3,438        1,828        1,552          997         254

Gross profit                                    10,767        4,877        2,840          961         684

Total operating expense                         16,547        8,548        6,674       3,865        1,918

Net loss                                     $  (5,240)(1)  $(3,640)    $ (3,903)   $ (2,922)    $ (1,256)

Pro forma net loss per share                    ($0.57)(2)   ($0.48)

Shares used in computing pro forma net           9,175        7,607


BALANCE SHEET:

Working capital (deficit)                    $  12,581     $    801   $   (1,192)   $    (187)   $   (132)

Total  assets                                   21,719        5,727        2,170        1,792         670


Redeemable convertible preferred stock               -       12,816        2,342           -           -

Shareholders' equity (deficit)               $  14,396     $(11,405)   $  (3,058)   $     180    $ (1,069)


(1) Includes in-process research and development of 4.5 million and Deming-related integration expenses of $279,000.
(2) Exclusive of the expenses noted on (1), net loss per share would have been ($.05)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995. The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Additional Factors That May Affect Future Results".

Although the Company has experienced significant growth in revenues from the HP-UX product family ("NetJunction products"), and associated services, the Company does not believe prior growth rates are indicative of the Company's future operating results. Further, future growth is expected to depend not only on sales of the NetJunction product family but also from sales of the Company's new Windows NT products. Accordingly, the Company expects increased competition and the Company intends to invest significantly in its business, as a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

The Company intends to continue to hire a significant number of sales, professional services, marketing, and engineering personnel in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales and professional services personnel in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

RESULTS OF OPERATIONS
The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenues:

                                               YEARS ENDED DECEMBER 31, 1996
                                                  1996         1995         1994
                                                  ----         ----         ----
Revenue

  Software licenses                               68.4%        62.8%        51.6%
  Maintenance , installation, and training        31.6         27.9         20.7
  Software development contracts                     -          9.3         27.7
                                                 -----        -----        -----
  Total revenue                                  100.0        100.0        100.0
                                                 -----        -----        -----

Cost of revenue
  Software licenses                                7.6          3.5          5.0
  Maintenance , installation, and training        16.6         18.4         11.2
  Software development contracts                     -          5.4         20.1
                                                 -----        -----        -----
  Total cost of revenue                           24.2         27.3         35.3


Gross Margin                                      75.8         72.7         64.7
Operating expense
  Product development                             25.1         36.0         53.3
  Sales and marketing                             47.5         70.9         78.2
  General and  administrative                     12.2         20.5         20.5
  Purchased research and development              31.7          -            -
                                                 -----        -----        -----
Total operating expense                          116.5        127.5        152.0
Operating loss                                   (40.7)       (54.8)       (87.3)


Other income (expense), net                        3.8          0.5        (1.6)
                                                 -----        -----        -----
Net loss                                         (36.9)%      (54.3)%      (88.9)%
                                                 =====        =====        =====

REVENUES
The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, installation and training. License fees relate to both the initial license of its software products as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed.

The Company's total revenues historically have been higher in the fourth quarter of each fiscal year than in the first quarter of the following fiscal year. The Company's expects that this will continue for the foreseeable future and may intensify depending upon a variety of factors included the timing of new product introductions by the Company.

The Company's total revenues were $14.2 million in 1996 as compared to $6.7 million in 1995 and $4.4 million in 1994, representing increases of 111.9% and 52.7% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively.

Software license and software development revenues were $9.7 million in 1996 as compared to $4.8 million for 1995 and $3.5 million for 1994, representing increases of 100.9% and 38.7% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. The increases in software license and software development revenues were attributable to increased sales volumes while average selling prices stayed constant, and also as a result of increased market acceptance of the Company's product offerings offset by decreases in software development revenue as the Company transitioned out of that line of business offset by decreases in software development revenues as the Company transitioned out of that line of business.

Maintenance, installation and training revenues were $4.5 million in 1996 as compared to $1.9 million in 1995 and $908,000 in 1994, representing increases of 140.2% and 106.1% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. The increases in maintenance, installation and training revenues were attributable to maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. The Company expects that maintenance, installation and training revenues will continue to increase in absolute amounts as its customer base grows.

COST OF REVENUES
The Company's total costs of revenues were $3.4 million in 1996 as compared to $1.8 million in 1995 and $1.6 million in 1994, representing increases of 88.1% and 17.8% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively.

Cost of product revenues, consisting of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials, and shipping expenses, was $1.1 million in 1996, as compared to $596,000 for 1995 and $1.1 million for 1994, representing an increase of 81.7% from fiscal 1995 to fiscal 1996 and a decrease of 43.8% from fiscal 1994 to fiscal 1995. The fluctuations in cost of product revenues were due principally to the mix of sales of royalty bearing software products, and to the higher sales volume in 1996.

Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $2.4 million in 1996, as compared to $1.2 million in 1995 and $492,000 in 1994, representing increases of 91.2% and 150.4% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. These increases were due to the significant expansion of the Company's customer service resources across all categories, including consulting, support, and account management staff. The Company anticipates these expenditures will increase in dollar amount and may increase as a percentage of total revenue in the future.

PRODUCT DEVELOPMENT
Product development expenses consisting primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were $3.6 million in 1996 as compared to $2.4 million in 1995 and $2.3 million in 1994, representing increases of 47.5% and 3.2% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. Product development expenses represented 25.1%, 36.0% and 53.3% of total revenues for fiscal 1996, 1995 and 1994, respectively. The increases in absolute dollars in product development expenses were due to increased staffing and associated support costs of software engineers and consultants required to expand and enhance the Company's products line. The decreases in product development expenses as a percentage of total revenues are attributable to the increases in revenues, and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development will be required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate increasing resources to product research and development. Consequently, such expenses may increase in both dollars amount and as a percentage of total revenues in the future.

SALES AND MARKETING
Sales and marketing expenses consist primarily of salaries, benefits, and commission of sales and marketing personnel, trade shows expenses, and promotional expenses. Sales and marketing expenses were $6.8 million in 1996, as compared to $4.8 million in 1995 and $3.4 million in 1994, representing increases of 41.9% and 38.5% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. Sales and marketing expenses represented 47.5%, 70.9% and 78.2% of total revenues for fiscal 1996, 1995 and 1994, respectively. The increases in absolute dollars were primarily the result of the expansion of the Company's direct sales force and marketing efforts. The decreases in sales and marketing expenses as a percentage of total revenues were attributable to the increases in revenues, and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and to expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amount and as a percentage of total revenues in the future.

GENERAL AND ADMINISTRATIVE
General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $1.7 million in 1996 as compared to $1.4 million in 1995 and $901,000 in 1994, representing increases of 25.9% and 52.7% from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, respectively. General and administrative expenses represented 12.2%, 20.5% and 20.5% of total revenues for fiscal 1996, 1995 and 1994, respectively. The increases in absolute dollars were attributable to increased staffing and associated expenses necessary to manage and support the Company's growth. The decreases in general and administrative expenses as a percentage of total revenues are attributable to the increases in revenue and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will continue to increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

PURCHASED RESEARCH AND DEVELOPMENT
In November 1996, the Company acquired Deming Software, Inc. for a total purchase price of approximately $4.8 million of which $4.5 million was allocated to purchased research and development. See Note (2) of Notes to Consolidated Financial Statements for allocation of purchase price.

NET INTEREST INCOME (EXPENSE)
Net interest income (expense) consists of interest income and expense and other miscellaneous income and expense items. Net interest income (expense) was $544,000, $31,000 and $(69,000) for fiscal 1996, 1995 and 1994, respectively.
The increases in net interest income (expense) from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1195 were primarily attributable to increases in the Company's cash and cash equivalent and short-term investments balances.

LIQUIDITY AND CAPITAL RESOURCES
In April 1996 , the Company completed its initial public offering of 2 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At December 31, 1996 the Company had cash and cash equivalents of $7.0 million, short-term investments of $6.0 million and working capital of $12.6 million.

The Company has a $750,000 bank credit facility comprised of a $500,000 line of credit, which expired on October 15, 1996 and a $250,000 term loan facility which expires on October 15, 1998. As of December 31, 1996, the term loan facility was fully utilized. On January 7, 1997 the Company entered into a one year, $2.0 million bank line of credit agreement to replace the $500,000 line of credit.

Net cash used in operating activities amounted to $3.1 million in 1996 and was comprised principally of the Company's net loss of $5.2 million offset by noncash expense related to the purchased research and development of $4.5 million, an increase in accounts receivable of $4.0 million and by increases in accounts payable and accrued expenses of $1.3 million.

Net cash used in investing activities amounted to $5.4 million in 1996, which included $6.0 million for purchases of short-term investments, $1.4 million for purchases of property and equipment, offset by $2.0 million of restricted cash which became available for operations. Expenditures for property and equipment in fiscal 1996 exceeded the original fiscal 1996 plan as a result of increased staffing levels and the expansion and upgrade of the Company's operations and management information systems. The Company currently has no significant capital commitments for fiscal 1997.

Cash provided by financing activities in 1996 amounted to $14.5 million and was comprised of net proceeds from issuance of common stock of $14.1 million, $698,000 from bank and lease line borrowings, offset by payments of principal for capital lease obligations of $256,000.

The Company may, in the future, pursue acquisitions of complimentary companies or technologies, or divest certain products and related services, to further strategic corporate objectives. Such transactions could result in a significant use of cash and earnings per share dilution caused by reduced interest income and/or the issuance of additional stock. Additionally, costs associated with the acquisition or divestiture of companies, products and related services or technologies could materially impact future operating results. Further, such acquisitions could result in the immediate write-off of research and development in process and expenses relating to integration costs. Such costs could result in significant losses in one or more fiscal quarters.

The Company believes that the proceeds from its initial public offering, together with its cash balances, credit facilities, and cash flow generated from future operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sales of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company if at all.

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $17 million as of December 1996. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two-weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter, particularly due to delay in the timing or loss of large orders could result in substantial fluctuations from period to period. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, variations in the mix of the Company's license products, and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's success is dependent upon market acceptance of its products in preference to competing products and products that may be developed by others. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements or that such new products will achieve a sufficient level of market acceptance to result in profitable operations. In addition, the introduction or announcement of new product offerings by the Company or its competitors could cause customers to defer or cancel purchases of existing Company products. Failure of the Company to develop and introduce new products and product enhancements in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's product, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future operating results are significantly dependent upon continued market acceptance and continued enhancement of its NetJunction products and related services. The market for the Company's NetJunction products has arisen in large part because of the proliferation of numerous disparate e-mail systems and LAN environments and the fact that, to date, no single vendor has dominated this market. There can be no assurance that the NetJunction products will continue to be adequately enhanced to achieve continued market acceptance or that competitive developments out of the Company's control many not substantially reduce or eliminate the Company's principal market. Further, product transition issues may dilute management and sales force focus on the NetJunction product line, resulting in lower than anticipated sales. Particular reference is made to the risks associated with expanding both product offerings and sales channels relating to the Company's planned introduction of Windows NT-based products during 1997.

The Company believes that its success is also dependent upon the successful completion, introduction and market acceptance of its Window NT-based products. There are a number of factors which must be addressed for the Company's products to achieve broad market acceptance. These factors include performance, functionality, interoperability, price and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company failing to achieve broad market acceptance of its products.

The Company anticipates that its marketing strategy of its Window NT products will in the future depend more significantly on distribution by VARs and on managing the distribution channel. There can be no assurance that expansion of the Company's channel sales efforts will succeed or that such expansion will result in increased sales. If the channel sales efforts fail, the Company's business, operating results and financial condition could be materially and adversely affected. During 1997 and beyond, the Company expects to experience a significant product mix and sales channel shift. Specifically, the Company plans to move from virtually complete reliance on NetJunction/UNIX products sold primarily through a direct sales force to Windows NT products sold primarily through third-party resellers. Accordingly, this fundamental change could cause disruption in historic sales and/or expense patterns causing quarterly results to differ materially from expectation. Further, there can be no assurance that the Company will be successful in implementing this planned transition.
Although international sales accounted for 24% of the Company's total sales in 1996, compared to 14% in 1995, it is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and result of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                                   Page
Report of Independent Auditors                                                                19

Consolidated Balance Sheets as of December 31, 1996 and 1995                                  20

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994    21

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended                 22
December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994    23

Notes to Consolidated Financial Statements                                                    24



                         Report of Independent Auditors

The Board of Directors and Stockholders
Worldtalk Corporation:

We have audited the accompanying consolidated balance sheets of Worldtalk Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at
Item 14(1)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtalk Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP
--------------------
San Jose, California
February 4, 1997

                      WORLDTALK CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                      (In thousands except per share data)

                                                                                          December 31,
                                                                                    ----------------------
                                 Assets                                              1996            1995
                                 ------                                              ----            ----
Current assets:
    Cash and cash equivalents, including restricted cash of
       $2,000 in 1995                                                             $   7,012            2,984
    Short-term investments                                                            6,027              -
    Accounts receivable, net of allowance for doubtful accounts
       of $149 and $150, respectively                                                 5,524            1,567
    Prepaid expenses                                                                    622              115
                                                                                  ---------        ---------

                 Total current assets                                                19,185            4,666

Property and equipment, net                                                           1,731              707
Other assets                                                                            803              354
                                                                                  ---------        ---------

                                                                                  $  21,719            5,727
                                                                                  =========        =========

        Liabilities, Redeemable Convertible Preferred Stock, and
                     Stockholders' Equity (Deficit)
                     ------------------------------

Current liabilities:
    Accounts payable                                                              $   1,601              679
    Current portion of capital lease obligations                                        343              254
    Accrued expenses                                                                  3,094            1,927
    Deferred revenue                                                                  1,566            1,005
                                                                                  ---------        ---------

                 Total current liabilities                                            6,604            3,865

Capital lease obligations, less current portion                                         369              266
Other liabilities                                                                       350              185
                                                                                  ---------        ---------

                 Total liabilities                                                    7,323            4,316
                                                                                  ---------        ---------

Redeemable convertible preferred stock, $.01 par value; 6,500 shares authorized in 1995, 6,025 shares issued and
    outstanding in 1995.                                                               -              12,816

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.01 par value; 25,000 shares authorized in
       1996 and 1995, 10,290 and 1,505 shares issued and
       outstanding in 1996 and 1995, respectively                                       103               15
    Additional paid-in-capital                                                       31,650              670
    Stockholder notes receivable                                                      (265)             (194)
    Deferred compensation                                                             (131)             (175)
    Accumulated deficit                                                            (16,961)          (11,721)
                                                                                  --------          --------

                 Total stockholders' equity (deficit)                                14,396          (11,405)
                                                                                  ---------         --------
                                                                                  $  21,719            5,727
                                                                                  =========          =======

See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                   December 31,
                                                                      --------------------------------------
                                                                       1996              1995          1994
                                                                       ----              ----          ----
Revenues:
    Software licenses                                                  $  9,711          $4,213       $2,268
    Maintenance, installation, and training                               4,494           1,871          908
    Software development contracts                                          -               621        1,216
                                                                       --------         -------       ------
                 Total revenues                                          14,205           6,705        4,392
                                                                       --------         -------       ------
Cost of revenues:
    Software licenses                                                     1,083             234          177
    Maintenance, installation, and training                               2,355           1,232          492
    Software development contracts                                          -               362          883
                                                                       --------         -------       ------
                 Total cost of revenues                                   3,438           1,828        1,552
                                                                       --------         -------       ------
                 Gross profit                                            10,767           4,877        2,840
                                                                       --------         -------       ------

Operating expenses:
    Product development                                                   3,563           2,415        2,339
    Sales and marketing                                                   6,751           4,757        3,434
    General and administrative                                            1,733           1,376          901
    Purchased research and development                                    4,500             -            -
                                                                       --------         -------      -------
                 Total operating expenses                                16,547           8,548        6,674
                                                                       --------         -------      -------

Operating loss                                                           (5,780)        (3,671)       (3,834)

Other income (expense), net                                                 548              31          (69)
                                                                       --------        --------      -------
                 Net loss                                              $ (5,240)       $ (3,640)     $(3,903)
                                                                       ========        ========      =======

Pro forma net loss per share                                           $ (0.57)         $ (0.48)
                                                                       =======          =======

Shares used in computing pro forma net loss per share                     9,175           7,607
                                                                        =======         =======


See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

           Consolidated Statements of Stockholders' Equity (Deficit)

                                 (In thousands)


                                                              Preferred Stock                Common Stock
                                                            -------------------           -----------------        Additional
                                                            Shares       Amount           Shares     Amount      Paid-in-capital
                                                            ------       ------           ------     ------      ---------------
Balances as of December 31, 1993                             371         $    4              44      $  1           4,353

Exercise of common stock options                                             -               12         -               2
Issuance of common stock for cash                                            -               30         -              61
Conversion of Series A and B preferred
  stock to common stock                                     (371)            (4)            371          4             -
Issuance of common stock upon
  conversion of convertible secured
  promissory notes and for cash                                -             -            3,000         30            570
Issuance of common stock for services
  rendered                                                     -             -               10         -               2
Repurchase of common stock                                                   -               (4)        -              -
Net loss                                                       -             -                -         -              -
                                                            ----          ----            -----        ----         -----
Balances as of December 31, 1994                               -             -            3,463          35          4,988

Conversion of common stock to
  Series A redeemable preferred stock                          -             -           (3,000)        (30)        (4,741)
Exercise of common stock options                               -             -            1,027          10            240
Issuance of common stock for services rendered                 -             -               15           -              8
Deferred compensation related to grant
  of stock options                                             -             -                -           -            175
Net loss                                                       -             -                -           -            -
                                                            ----          ----            -----        ----         -----
Balances as of December 31, 1995                               -             -            1,505          15            670

Issuance of common stock in initial
  public offering, net                                         -             -            2,000          20         13,812
Conversion of redeemable preferred stock
  to common stock                                              -             -            6,025          60         12,756
Exercise of common stock options and warrants                  -             -              178           2             49
Purchases under the Employee Stock Purchase Plan               -             -               35           -            238
Issuance of shareholders' notes receivable                     -             -                -           -            -
Issuance of common stock in acquisition                        -             -              547           6          4,125
Amortization of deferred compensation                          -             -                -           -             -
Net loss                                                       -             -                -           -             -
                                                            ----          ----            -----        ----         -----
Balances as of December 31, 1996                               -          $  -            10,290       $103         31,650
                                                            ====          ====            ======       ====         ======


                                                                                                         Total
                                                         Stockholder                                   Stockholders'
                                                             Note        Deferred        Accumulated      Equity
                                                          Receivable    Compensation       Deficit      (Deficit)
                                                         -----------    ------------     -----------   -------------
Balances as of December 31, 1993                               -             -           (4,178)           180

Exercise of common stock options                               -             -                -              2
Issuance of common stock for cash                              -             -                -             61
Conversion of Series A and B preferred
  stock to common stock                                        -             -                -             -
Issuance of common stock upon
  conversion of convertible secured
  promissory notes and for cash                                -             -                -            600
Issuance of common stock for services
  rendered                                                     -             -                -              2
Repurchase of common stock                                                   -                -             -
Net loss                                                       -             -           (3,903)         (3,903)
                                                            ----          ----            -----          -----
Balances as of December 31, 1994                               -             -           (8,081)         (3,058)

Conversion of common stock to
  Series A redeemable preferred stock                          -             -                -          (4,771)
Exercise of common stock options                             194             -                -              56
Issuance of common stock for services rendered                 -             -                -               8
Deferred compensation related to grant
  of stock options                                             -          (175)                             -
Net loss                                                       -             -           (3,640)        (3,640)
                                                            ----          ----            -----          -----
Balances as of December 31, 1995                            (194)         (175)         (11,721)       (11,405)

Issuance of common stock in initial
  public offering, net                                         -             -                -          13,832
Conversion of redeemable preferred stock
  to common stock                                              -             -                -          12,816
Exercise of common stock options and warrants                  -             -                -              51
Purchases under the Employee Stock Purchase Plan               -             -                -             238
Issuance of shareholders' notes receivable                   (68)            -                -             (68)
Issuance of common stock in acquisition                       (3)            -                -           4,128
Amortization of deferred compensation                          -           (44)               -              44
Net loss                                                       -             -            (5,240)        (5,240)
                                                            ----          ----            -----          -----
Balances as of December 31, 1996                            (265)         (131)          (16,961)        14,396
                                                            ====          ====            ======         ======


See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                  December 31,
                                                                       ---------------------------------
                                                                       1996           1995         1994
                                                                       ----           ----         ----
Cash flows from operating activities:
    Net loss                                                         $(5,240)     $(3,640)      (3,903)

    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                   452          253          257
         Amortization of deferred compensation                            44            -            -
         Common stock issued for services                                  -            8            2
         Purchased research and development                            4,500            -            -
         Changes in operating assets and liabilities:
             Accounts receivable                                      (3,957)        (286)        (903)
             Prepaid expenses                                           (507)         (47)          24
             Accounts payable                                            647          120          223
             Accrued expenses                                            714        1,066          440
             Deferred revenue                                            561         (120)         890
             Other liabilities                                         (280)          185           -
                                                                     -------       ------       ------
                     Net cash used in operating activities            (3,066)      (2,461)      (2,970)
                                                                     -------       ------       ------
Cash flows from investing activities:
    Restricted cash                                                    2,000       (2,000)           -
    Purchase of property and equipment                                (1,413)         (92)        (194)
    Purchase of short-term investments                                (6,027)           -            -
    Other assets                                                          39         (270)          24
                                                                     -------       ------       ------
                     Net cash used in investing activities            (5,401)      (2,362)        (170)
                                                                     -------       ------       ------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                        14,053           56           63
    Principal payments under capital lease obligations                  (256)        (150)        (139)
    Proceeds from (payments on) bank borrowings                          698            -         (260)
    Net proceeds from issuance of redeemable convertible
         preferred stock                                                   -        4,703        1,942
    Proceeds from issuance of convertible secured promissory notes         -        1,000        1,000
                                                                      ------        -----        -----

                     Net cash provided by financing activities        14,495        5,609        2,606
                                                                      ------         -----        -----

Change in unrestricted cash and cash equivalents                       6,028          786        (534)

Unrestricted cash and cash equivalents at beginning of year              984          198          732
                                                                     -------       ------       ------

Unrestricted cash and cash equivalents at end of year                $ 7,012       $  984       $  198
                                                                     =======       =======      =======

Supplemental disclosures:
    Cash paid during the period:
         Interest                                                    $   106       $   39       $   71
                                                                     =======       =======      =======
    Noncash investing and financing activities:
         Common stock issued in acquisition of Deming Software, Inc.
         (see Note 2)                                                $ 4,131       $   -        $   -
                                                                     =======       =======      =======
         Conversion of convertible preferred stock to common stock   $12,816       $   -        $   -
                                                                     =======       =======      =======
         Notes receivable from stockholders                          $    68        $  194       $   -
                                                                     =======       =======      =======
         Equipment acquired under capital lease agreements           $   506        $  329       $  120
                                                                     =======       =======      =======
         Conversion of Series AA redeemable preferred stock and
           common stock into Series A redeemable convertible
           preferred stock                                           $    -         $7,113       $   -
                                                                     =======       =======      =======
         Conversion of convertible secured promissory notes in
           connection with sale of Series B redeemable convertible
           preferred stock                                           $    -         $1,000       $   -
                                                                     =======       =======      =======
         Conversion of Series A and B preferred stock to
           common stock                                              $    -         $   -        $4,357
                                                                     =======       =======      =======
         Conversion of convertible secured promissory notes in
          connection with sale of Series AA redeemable preferred
           stock and common stock                                    $    -         $   -        $1,000
                                                                     =======       =======      =======

See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       December 31, 1996, 1995, and 1994
               (All amounts in thousands, except per share data)


(1)  SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Worldtalk Corporation (the "Company") is a provider of directory-based software and services solutions that support organizations in transforming intranets into secure, robust and cost-effective platforms for business-critical applications and electronic commerce. An "intranet" may be defined as the emerging application of Internet technology to interconnect application networks within enterprises. Worldtalk's products and services enable managed deployment of corporate intranets, designed to provide security, directory services, electronic mail ("e-mail") connectivity and groupware applications while leveraging existing infrastructure investment.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
Cash equivalents consist of highly liquid investments, principally money market accounts and marketable debt securities, with maturities of three months or less at the time of purchase.

The Company has classified its short-term marketable investments as "available-for-sale." Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholder's equity. Gains and losses on securities sold are based on the specific identification method.

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short- term marketable investments, and accounts receivable. The Company's cash equivalents and short-term marketable investments are primarily in U.S. treasury notes and federal government agency obligations that have maturities ranging through 1998. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. Generally, the Company requires no collateral on trade receivables. The Company believes that any credit risks are substantially mitigated by its credit evaluation process.

RESTRICTED CASH
Restricted cash at December 31, 1995, includes the proceeds from the sale of the Company's Series C redeemable preferred stock (Note 7). The proceeds were being held on behalf of the Company by the Company's counsel, pending receipt of verification of the Company's December 29, 1995 filing of its Amended Articles of Incorporation with the California Secretary of State. Such verification was received on January 2, 1996, and the funds became unrestricted.

IMPAIRMENT OF LONG-LIVED ASSETS
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. Long-lived assets would then be written down to the amount determined by reference to discounted future cash flows over the remaining useful life of the related asset. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations in 1996.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the respective useful lives of the assets or the lease term, whichever is shorter.

REVENUE RECOGNITION
The Company's revenue recognition policies are in accordance with Statement of Position 91-1 Software Revenue Recognition and are as follows:

o Software licenses revenues are recognized upon shipment of the software. For licenses which provide for a trial period using a temporary key, revenue is recognized upon delivery of a permanent key. Software license revenues are not recognized until there is a signed license agreement, the sales price is collectible and the company has no remaining significant vendor obligations.

o Maintenance revenues relating to contracts which entitle customers to receive technical support and future enhancements of the computer software is deferred and recognized ratably over the contract period.

o Installation and training revenues are recognized when the services are performed.

o Software development contract revenues are recognized using the percentage of completion method based on contract milestones achieved. The Company periodically evaluates estimated costs of completion and accrues the excess of estimated costs over anticipated contract revenue.

RESEARCH AND DEVELOPMENT
Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

STOCK-BASED COMPENSATION
The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a allowance to an amount whose realization is more likely than not.

PRO FORMA NET LOSS PER SHARE
Pro forma net loss per share is computed using net loss and is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all prior periods presented using the treasury stock method and the anticipated initial public offering price.

RECLASSIFICATIONS
Certain reclassifications were made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

(2) BUSINESS COMBINATION

In November 1996, the Company acquired all of the outstanding stock of Deming Software, Inc. (Deming), a privately held company, specializing in the development of electronic mail security software for the Internet, for a total purchase price of $4,773, including 569 shares of the Company's common stock, $225 in cash, and $418 of direct acquisition costs. The acquisition was accounted for using the purchase method and accordingly, the operating results of Deming have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price has been allocated as follows:

Net liabilities assumed                                           $  (226)
Goodwill, covenant not to compete, and workforce in place              499
Purchased research and development                                   4,500
                                                                  --------
                                                                  $  4,773
                                                                  ========

The $4,500 allocated to purchased research and development was charged to operations in the quarter ended December 31, 1996. The amount allocated to goodwill, covenant not to compete, and workforce in place will be amortized using the straight-line method over 48 months.

In connection with the acquisition of Deming, the Company issued common stock of $4,131, assumed net liabilities of $226, and incurred acquisition costs payable of $418 in exchange for in-process research and development of $4,500 and intangible assets of $499.

The following pro forma combined results of operations for the years ended December 31, 1996 and 1995, are presented as if the acquisition had occurred at the beginning of each period. The pro forma results of operations for the year ended December 31, 1995, include the results of operations of Deming from its inception at December 11, 1995. The charge for in process research and development has not been reflected in the following pro forma summary. The pro forma summary does not necessarily reflect the results of operations as if the Company and Deming had been consolidated during such periods:

                                                          Year ended December 31,
                                                          -----------------------
                                                           1996            1995
                                                           ----            ----
Net revenues                                             $14,734         $ 6,705
Net loss                                                 $(1,507)        $(3,640)
Pro forma net loss per share                             $ (0.15)        $ (0.48)

(3)  SHORT-TERM INVESTMENTS

Fair values of short-term marketable investments are based on quoted market values as of December 31, 1996. As of December 31, 1996, the difference between the fair value and amortized cost of short-term marketable investments was not material. As of December 31, 1996, short-term marketable investments consisted of U.S. government securities due within one year or less.

(4)  FINANCIAL STATEMENT DETAILS

Property and Equipment

Property and equipment consisted of the following:

                                                                     December 31,
                                                               -----------------------
                                                                1996             1995
                                                                ----             ----
Equipment                                                      $2,034              891
Furniture and fixtures                                            567              288
Purchased software                                                164              116
Leasehold improvements                                            110               92
                                                               ------            -----
                                                                2,875            1,387
Less accumulated depreciation and amortization                  1,144              680
                                                               ------            ----
                                                               $1,731              707
                                                               ======            =====

Equipment recorded under capital leases aggregated $1,423 and $923 with related accumulated amortization of $657 and $432 for the years ended December 31, 1996 and 1995, respectively.

Accrued Expenses

Accrued expenses consisted of the following

                                                                         December 31,
                                                                    ---------------------
                                                                    1996             1995
                                                                    ----             ----
Accrued employee compensation                                       $   797            572
Accrued commissions                                                     224            230
Other accrued liabilities                                             2,073          1,125
                                                                    -------          -----
                                                                    $ 3,094          1,927
                                                                    =======          =====

Other Income (Expense)

Other income (expense), net, consisted of the following:

                                                        Years ended December 31,
                                                    -------------------------------
                                                     1996         1995        1994
                                                     ----         ----        ----
Interest income                                      $ 650          81          17
Interest expense                                      (106)        (50)        (86)
                                                     -----         ---         ---
                                                     $ 544          31         (69)
                                                       ===        ====         ===

(5) INCOME TAXES

The Company's effective tax rate differs from the federal income tax rate of 34% for the years ended December 31, as follows:

                                                                       1996           1995            1994
                                                                       ----           ----            ----
Income tax provision (benefit) at statutory rate                    $ (1,780)       (1,238)         (1,327)
Nondeductible purchased research and development                       1,652             -               -
Losses for which no benefit is realized                                  101         1,238           1,327
State income tax                                                           4             -               -
Other                                                                     23             -               -
                                                                    --------        ------          ------

Actual tax expense                                                  $      -             -               -
                                                                    ========        ======          ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                                     1996              1995
                                                                     ----              ----
Accruals and reserves                                              $   431              469
Depreciation of property and equipment                                  98               98
Deferred research and development costs                              3,190            2,729
Net operating loss carryforward - federal                            1,274            1,120
Net operating loss carryforward - state                                 59               80
Research and development credit carryover                              693              620
                                                                   -------          -------
                                                                     5,745            5,116
Less valuation allowance                                            (5,745)          (5,116)
                                                                   -------          -------
                          Net deferred tax assets                  $     -                -
                                                                   =======          =======

The net change in the valuation allowance for the year ended December 31, 1996 was an increase of $629. Deferred tax assets as of December 31, 1996 include approximately $135 relating to stock option compensation, which will be credited to equity when realized.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $3,700, expiring in the tax years 2008 through 2010. For California income tax purposes, the Company has net operating loss carryforwards of approximately $900, expiring in the tax years 1997 through 2001. The difference between the net operating loss carryforward for federal income tax purposes and for state income tax purposes results primarily from a 50% limitation on the California loss carryforwards.

The Company has research and development tax credit carryovers for federal and California tax purposes of approximately $420 and $270, respectively.

Internal Revenue Code Section 382 limits the utilization of net operating losses incurred prior to an "ownership change," as defined. The Company believes an ownership change resulted from the issuance of the Series B preferred stock on December 31, 1993.

(6) BANK BORROWINGS AND CONVERTIBLE SECURED PROMISSORY NOTES

On October 25, 1995, the Company entered into a loan and security agreement comprised of a $500 line of credit, which expired on October 25, 1996 and a $250 term facility, which expires on October 15, 1998, bearing interest at the prime rate plus 2% and prime rate plus 3%, respectively. The agreement which is collateralized by the asset of the Company, contains certain financial covenants and certain restrictions on other indebtedness and payment of dividends. As of December 31, 1996 and 1995, the Company had no balances outstanding under the line of credit. The balance outstanding under the term facility was $250 and $-0- as of December 31, 1996 and 1995, respectively.

(7)  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

REDEEMABLE PREFERRED STOCK
In June 1994, the Company sold 3,000 units, comprised of one share each of common stock at $0.20 per share and newly created Series AA redeemable preferred stock at $0.80 per share for $2,000 in cash and in exchange for $1,000 of 1994 Stockholder Notes.

On March 3, 1995, the 3,000 shares of common stock and Series AA redeemable preferred stock units were converted into 3,000 shares of Series A redeemable preferred stock which had a liquidation preference and redemption value of $2.40 per share. Concurrently, the Company sold 2,500 shares of newly created Series B redeemable preferred stock for $2,750 cash and in exchange for $1,000 of 1995 Stockholder Notes.

On December 29, 1995, the Company sold 500 shares of Series C redeemable preferred stock at $4.00 per share, net of $50 issuance costs.

Upon the closing of the Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into shares of common stock on a one-for-one basis. As of December 31, 1996, there were 6,500 authorized shares of redeemable preferred stock, none of which are outstanding, with a $0.01 per share par value.

STOCK OPTION AND STOCK PURCHASE PLANS
In February 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996
Plan), under which 1,000 shares of common stock were reserved for issuance.
The 1996 Plan became effective in April 1996 on the effective date of the Company's initial public offering. The 1996 Plan provides for the grant of options, stock bonuses and restricted stock purchase rights. The compensation committee of the Board of Directors has the authority to set exercise dates (no longer than 10 years from date of grant), payment terms and other provisions for each grant. Options are subject to vesting as determined by the compensation committee, generally over 48 months. In connection with certain acquisitions, certain outstanding options and other stock awards under the 1996 Plan accelerate vesting and become exercisable in full.

The Company's 1992 Stock Option Plan (the 1992 Plan) terminated at the effective date of the Company's initial public offering, at which time the 1996 Plan became effective. As a result, no further options may be granted under the 1992 Plan. However, termination of the 1992 Plan does not affect outstanding options, all of which remain outstanding until exercised or until they terminate or expire. The terms of options granted under the 1992 Plan and the administration of the Plan are substantially the same as the 1996 Plan, except that vesting of options under the 1992 Plan does not accelerate upon acquisition.

Activity under the option plans follows:

                                                                                              Weighted-
                                              Shares                            Exercise       average
                                             available          Options         price per      exercise
                                             for grant         outstanding        share         price
                                             ---------         -----------      ---------       -----
Balances as of December 31, 1993                   19                 102       $    2.00      $ 2.00

Additional shares reserved                      1,378                  -             -             -
Options granted                                  (916)                916             .20        0.20
Options exercised                                  -                  (12)         .20 - 2.00    0.20
Options canceled                                  179                (179)         .20 - 2.00    1.23
                                               ------               -----
Balances as of December 31, 1994                  660                 827             .20        0.20

Additional shares reserved                        500                  -            -              -
Options granted                                (1,327)              1,327          .20 - 2.00    0.64
Options exercised                                  -               (1,027)         .20 - .50     0.27
Options canceled                                  300                (300)            .20        0.20
                                               ------               -----
Balances as of December 31, 1995                  133                 827          .20 - 2.00    0.83

Additional shares reserved                      1,200                  -            -              -
Options granted                                  (722)                722         6.00 - 12.75   9.23
Options exercised                                  -                 (171)         .20 - 14.00   0.33
Options canceled                                  127                (127)         .20 - 8.00    3.62
                                               ------               -----
Balances as of December 31, 1996                  738               1,251      $   .20 - 10.63  $5.46
                                               ======              ======
Options exercisable as of December 31, 1996                           235                      $ 2.08
                                                                   ======

The following table summarizes information about options outstanding under the plans as of December 31, 1996:

                                                Options outstanding                     Options exerciable
                                     ---------------------------------------------  ----------------------
                                     Number              Weighted-                    Number
                                   outstanding            average       Weighted-   execisable        Weighted-
 Range of                                                remaining       average                       average
 exercise                                               contractual      exercise                     exercise
  prices                                                    life          price                         price
  ------                                                    ----          -----                         -----
   $0.20                              296                  8.21 years    $  0.20         130            $0.20

From $0.21 to $2.00                   272                  8.96             1.62           59            1.54

From $2.01 to $8.00                   331                  9.20             7.61           41            7.71

From $8.01 to $13.00                  352                  9.64            10.84            5           10.62
                                    -----                                                 ---
                                    1,251                                                 235
                                    =====                                                 ===

In October 1994, the Company canceled all its outstanding options under the 1992 Plan that had an exercise price of $2.00 per share and reissued the options at an exercise price of $.20 per share, representing the fair market value of the Company's common stock at the time of the option repricing. These reissued options were subject to the same vesting schedule as the canceled options.

On November 7, 1995, the Board of Directors approved a change to certain outstanding options under the stock option plan whereby options granted to officers would become immediately exercisable but subject to repurchase by the Company at a rate equivalent to the current vesting schedule of each option. As of December 31, 1996 and 1995, 454 and 689 shares were subject to repurchase, respectively.

In November 1995, three officers exercised options for 865 shares of common stock in exchange for full recourse promissory notes payable of $194 to the Company. In March 1996, an officer borrowed an additional $68 related to the exercise of stock options in exchange for a full recourse promissory note. All of the notes accrue interest at 5.83% and are payable in five years from date of inception.

The Company has recorded deferred compensation of $175 for the difference between the grant price and the deemed fair value of the common stock underlying the options granted in November and December 1995. This amount is being amortized over the vesting period of the individual options, generally four years.

In February 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 1,000 shares of common stock for issuance thereunder. The Purchase Plan become effective in April 1996, on the effective date of the Company's initial public offering and permits eligible employees to acquire shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six month offering period. As of December 31, 1996, a cumulative total of 35 shares had been issued under the Purchase Plan.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.26 and $0.40, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1996 expected dividend yield 0%, risk- free interest rate of 6.25%, expected volatility of 57% and expected life of 4 years; 1995 expected dividend yield 0%, risk-free interest rate of 6.10%, expected volatility of 57%, and expected life of 4 years.

The per share weighted-average fair value of employees' purchase rights, included in the pro forma amounts were estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0%, expected life of six months, expected volatility of 57%, and risk-free interest rate of 6.25%. The weighted-average fair value of purchase rights granted in 1996 was $4.39.

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for its stock-based compensation plans under Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                             1996      1995
                                                                             ----      ----
    Net loss:
                                               As reported                $ 5,240     3,640
                                                 Pro forma                  5,870     3,654

    Pro forma loss per share:
                                               As reported                $   .57       .48
                                                 Pro forma                    .64       .48

Pro forma net income reflects only options granted in 1996 and 1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to January 1, 1995, is not considered.

WARRANTS
In conjunction with various financing arrangements in 1994 and 1995, the Company issued warrants to purchase 28 shares of common stock at prices ranging from $1.50 per share to $18.16 per share and 7 shares of Series B redeemable preferred stock at $2.24 per share. These warrants expire at various dates through 2004.

(8)  COMMITMENTS AND CONTINGENCIES

LEASES
The Company leases its facilities and certain equipment under operating lease agreements. The equipment operating leases expire in 1997 and the facilities lease expires in 2005. Additionally, the Company leases certain equipment under capital lease agreements. These leases expire at various dates through 2000. Future minimum lease payments as of December 31, 1996, are as follows:

                                                                   Capital         Operating
                                                                   leases           leases
                                                                   -------          ------
         1997                                                       $  410           $  638
         1998                                                          337              478
         1999                                                           54              463
         2000                                                            3              479
         2001                                                            -              497
         Thereafter                                                      -            2,024
                                                                    ------           ------
         Future minimum lease payments                                 804           $4,579
                                                                                     ======
         Less amount representing interest                              92
                                                                    ------

         Present value of future minimum lease payments                712
         Less current portion                                          343
                                                                    ------

         Long-term portion                                          $  369
                                                                    ======

Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $367, $392, and $260, respectively.

EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation up to a statutory maximum amount. Employee contributions and earnings thereon vest immediately. The Company may make discretionary contributions to the 401(k) plan; none have been made to date.

LEGAL ACTIONS
In May 1996, a subcontractor of the Company filed a claim against the Company seeking payment for certain cost overruns and alleging breach of contract and interference by the Company with certain contracts the subcontractor has with the Company's customers. The complaint seeks over $12 million in unspecified damages, as well as punitive damages.

Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, an estimate of any loss or range of loss cannot be made. The Company believes it has meritorious defenses and will vigorously defend against these matters. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability in connection with this or any other legal proceedings that would have a material adverse effect on the Company's financial position.

9)  INTERNATIONAL SALES
International sales accounted for 24%, 14%, and 28% of the Company's total revenues in 1996, 1995, and 1994, respectively. Europe accounted for 22% and 24% of the Company's total revenues in 1996 and 1994, respectively. No international geographic region accounted for greater than 10% of the Company's total revenues in 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The officers and directors of the Company, their ages and their positions with the Company are provided in the table below. The other information called for by Item 10 is incorporated by reference to the Registrant's Proxy Statement being sent to stockholders in connection with the 1997 Annual Meeting of Stockholders to be held on June 12, 1997 (the "Proxy Statement").

         NAME                AGE                      POSITION
 --------------------        ---   ---------------------------------------------
 Mark A. Jung                 34   Chairman of the Board, President and Chief Executive Officer
 Stephen R. Bennion           53   Vice President, Finance and Operations, Chief Financial Officer
                                   and Secretary
 Steven M. Goldner            45   Vice President, Engineering
 Christopher J. Andrews       40   Vice President, Sales
 Bernard J. Harguindeguy      38   Vice President, Marketing and Business Development
 David J. Cowan               31   Director
 Max D. Hopper                62   Director
 Anthony Sun                  44   Director
 Wade Woodson                 38   Director

Executive officers serve at the pleasure of the Board of Directors of the Company.

Mr. Jung is a founder and has served as President, Chief Executive Officer and a director of the Company since its inception in February 1992 and its Chairman of the Board since February 1996. From June 1991 to February 1992, he served as Vice President, Marketing and Divisional Vice President, of Touch Communications, Inc., a networking software company. From September 1989 to May 1991, Mr. Jung served as Vice President and General Manager, OSI Product Unit, of Retix, Inc., a supplier of data communications software. Prior to his employment at Retix, Mr. Jung was a consultant with McKinsey & Co., Inc., a management consulting firm. Mr. Jung received his Bachelor of Science degree in Electrical Engineering from Princeton University and his Master of Business Administration from Stanford University.

Mr. Bennion has served as Chief Financial Officer and Assistant Secretary of the Company since April 1995 and as Vice President, Finance and Operations since November 1995. From September 1994 to March 1995, he was Vice President and Chief Financial Officer of Catapult Entertainment, Inc., a developer of video game networks. From September 1991 to September 1994, Mr. Bennion served as Vice President and Chief Financial Officer of Molecular Dynamics, Inc., a manufacturer of life sciences instrumentation. From October 1988 to September 1991, Mr. Bennion served as Vice President and Treasurer of MIPS Computer Systems, Inc., a developer of RISC microprocessors and computers. Mr. Bennion received his Bachelor of Science degree in Accounting and Economics from Weber State University and is a Certified Public Accountant.

Mr. Goldner has served as Vice President, Engineering, of the Company since October 1994. From October 1992 to October 1994, Mr. Goldner was Vice President, Engineering, of Polycom, Inc., a manufacturer of communications equipment. From May 1985 to October 1992, Mr. Goldner served as Director of Engineering, and in other positions, at Sun Microsystems, Inc., a computer company. Mr. Goldner received his Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Michigan.

Mr. Andrews has served as Vice President, Sales of the Company since December 1995. From August 1990 to December 1995, he served as Director of North American Sales, and in other positions, of NETFRAME Systems, Inc., a supplier of fault-tolerant servers for Novell Netware and Windows NT environments and from March 1988 to August 1990 as an Area Manager at 3COM Corporation, a computer communications company. Prior to his employment at 3COM, Mr. Andrews held sales and management positions at Unisys Corporation. Mr. Andrews received a Bachelor of Science degree in Biology from Drew University.

Mr. Harguindeguy has served as Vice President, Marketing and Business Development of the Company since December 1996. From August 1994 to December 1996, he served as Vice President, Marketing of emotion, Inc., a company focused on the delivery of digital video and graphics over networks. From

February 1989 to August 1994, Mr. Harguindeguy was Acting General Manager and Vice President of Worldwide Marketing for the Netware Enterprise Division of Novell, Inc. Prior to joining Novell, Inc., he held a series of management positions at 3COM Corporation and Bridge Communications. Mr. Harguindeguy received a Bachelor of Science degree in Electrical Engineering from the University of California, Irvine and a Master in Engineering Management from Stanford University.

Mr. Cowan has served as a director of the Company since March 1993. He has been an associate of Deer II & Co., a venture capital investment firm which is the general partner of Bessemer Venture Partners III, L.P. since August 1992. Mr. Cowan is a director of Webflow Corporation, an Internet-based software company, VeriSign, Inc., an Internet security company for which Mr. Cowan serves as Chief Financial Officer, and Coral Systems, a telecommunications software company. Mr. Cowan received his A.B. degree in Math and Computer Science and his Master of Business Administration degree from Harvard University.

Mr. Hopper has served as a director of the Company since September 1995. He has been Principal and Chief Executive Officer of Max D. Hopper & Associates, a consulting and information management firm since January 1995. From November 1985 to January 1995, Mr. Hopper served AMR Corporation as Chairman of the SABRE Group and Senior Vice President. Mr. Hopper holds a B.S. in Mathematics from the University of Houston.

Mr. Sun has served as a director of the Company since March 1995. He has been a general partner of Venrock Associates, a venture capital firm, since 1980. He is a director of Photonics, Inc., a computer peripherals company, Cognex Corporation, a computer systems company, Conductus Inc., a superconductive electronics company, Gupta Corporation, a client/server software company, Inference Corporation, a client/server and Internet help desk software company, Komag Inc., a computer storage component company and Stratacom Inc., a telecommunications company. Mr. Sun received S.B.E.E, S.M.E.E. and Engineer degrees from the Massachusetts Institute of Technology and a Master of Business Administration degree from Harvard University.

Mr. Woodson has served as a director of the Company since March 1993. He is a general partner with Sigma Partners, a venture capital organization, with which he has been affiliated since 1987. Mr. Woodson also serves as a director of Tylan General, a process management components and systems manufacturer and PSINet, a provider of Internet access services. Mr. Woodson received his B.S. in Electrical Engineering from Stanford University, his J.D. degree from Harvard University and his Masters in Business Administration degree from the University of California, Berkeley.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)
   (1) Financial Statements. The following financial statements are filed as part of this report on Form 10-K beginning on page 19.

          Report of Independent Accountants
          Consolidated Balance Sheet as of December 31, 1996 and 1995 Consolidated Statements of Operation for the years ended
              December 31, 1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the years ended
              December 31 1996, 1995 and 1994
          Notes to Consolidated Financial Statements
    (2)   Schedule II-Valuation and Qualifying Accounts
 (b)      Report on Form 8-K

    On November 12, 1996, the Company filed a report on Form 8-K relating the acquisition of Deming Software, Inc.

    On January 27, 1997 the Company filed Form 8-K/A including the financial statements of Deming Software, Inc. and combined proforma financial information for the Company and Deming Software, Inc. listed below:

         Financial Statement of Deming Software, Inc.

         Report of Independent Auditors
         Balance Sheet as of November 9, 1996
         Statements of Operations, period from December 11, 1995 (inception)
                  to November 9, 1996
         Statements of Stockholder's Deficit, period from December 11, 1995
                  (inception) to November 9, 1996
         Statements of Cash Flows, period from December 11, 1995 (inception)
                 to November 9, 1996
         Notes to Financial Statements

    Pro Forma Financial Information

    Unaudited Pro Forma Combined Balance Sheet at September 30, 1996
    Unaudited Pro Forma Combined Statements of Operations at September 30, 1996 Notes to Unaudited Pro Forma Combined Financial Statements

(c) Exhibits:

Exhibit No.      Description
-----------      -----------
2.01             Agreement and Plan of Reorganization between Registrant  and Worldtalk
                 Corporation, a California corporation, and material exhibits thereto (1)

2.02             Agreement and Plan of Merger dated as of November 12, 1996 by and between
                 Worldtalk Merger Corporation and Deming Software, Inc. (2)

2.03             Escrow Agreement dated November 12, 1996 among Registrant, the Deming
                 Shareholders, Robert D. Dickinson, as Representative, and Harris Trust and
                 Savings Bank, as Escrow Agent. (2)

3.01             Registrant's Certificate of Incorporation. (1)

3.02             Registrant's Certificate of Designation. (1)

3.03             Registrant's Certificate of Elimination. (1)

3.04             Registrant's Bylaws. (1)

4.01             Form of Specimen Certificate for Registrant's Common Stock. (1)

4.02             Third Amended and Restated Registration Rights Agreements between Registrant and certain investors dated March 3, 1996, as amended. (1)

4.03             Shareholders' Agreement dated November 12, 1996 among Registrant, Deming and the Deming Shareholders. (2) (**)

10.01            Registrant's 1992 Stock Option Plan and related documents (1) (4)

10.02            Registrant's 1996 Equity Incentive Plan and related documents (1) (4)

10.03            Registrant's 1996 Directors Stock Option Plan and related documents (1) (4)

10.04            Registrant's 1996 Employee Stock Purchase Plan and related documents (1) (4)

10.05            Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officer. (1) (4)

10.06            Lease Agreement, date June 15, 1995, between Registrant and John Arrillaga. (1)

10.07            Consulting and Development Services Agreement and Copyright Assignment
                 between Microsoft Corporation and Registrant dated September 7, 1995. ** (1)

10.08            Loan and Security Agreement, dated October 20, 1995, between Registrant and
                 General Bank. (1) (4)

10.09            Restricted Stock Purchase Agreement, dated March 3, 1992, between Registrant and
                 Mark A. Jung. (1) (4)

10.10            Promissory Note, dated December 6, 1995, in the principal amount of $105,000.00 and Promissory Note, dated March 26, 1996, in the principal amount of $68,000, both issued by Mark A. Jung to Registrant, and related Security Agreement. (1) (4)

10.11            Promissory Note, dated December 6, 1995, in the principal amount of $60,000.00 issued by Stephen Bennion to Registrant and related Security Agreement. (1) (4)

10.12            Promissory Note, dated December 6, 1995, in the principal amount of $29,000.00 issued by Steve Goldner to Registrant and related Security Agreement. (1) (4)

10.13            Restricted Stock Purchase Agreement, dated December 8, 1995, between
                 Registrant and Mark Leslie. (1) (4)

10.14            Restricted Stock Purchase Agreement, dated December 15, 1995, between
                 Registrant and Max Hopper. (1) (4)

10.15            Secured Full Recourse Promissory Note and related Security Agreement, dated
                 October 24, 1996, between Registrant and Christopher J. Andrews. (3) (4)

10.16            Agreement and Plan of Reorganization dated as of November 9, 1996 by and among Registrant, Deming Software, Inc. and the Deming Shareholders (2) (**)

10.17            Form of Employment Agreement entered into by Deming with each of the Deming
                 Shareholders on November 12, 1996. (2)

11.01            Statement regarding computation of per share earnings. (3)

21.01            List of Registrant's subsidiaries

23.01            Consent of KPMG Peat Marwick LLP, Independent Auditors. (3)

24.01            Power of Attorney

27.01            Financial Data Schedule


         ** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been filed separately with the Securities and Exchange Commission.


         (1) Incorporated by reference to the Exhibit to the Company's Registration Statement on form S-1, as amended (File No. 333-
             1482) as declared effective by the Securities and Exchange
             Commission

         (2) Incorporated by reference to the Exhibit to the Company's report on Form 8-K, as amended (File No. 0-27886) filed with the Securities and Exchange Commission on November 12, 1996.

         (3) Filed herewith.

         (4) Management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 31, 1997


                                     WORLDTALK COMMUNICATIONS CORPORATION


                                     By:    /s/ Stephen R. Bennion
                                        ---------------------------------------
                                        Stephen R. Bennion
                                        Vice President, Finance and Operations,
                                        Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

           /s/ Mark A. Jung                President and Chief Executive Officer         March 31, 1997
-------------------------------------      and Director (Principal Executive Officer)

        /s/ Stephen R. Bennion             Vice President, Finance and Operations,       March 31, 1997
-------------------------------------      Chief Financial Officer and Secretary
                                           (Principal Accounting Officer)


          /s/ Wade Woodson                 Director                                      March 31, 1997
-------------------------------------

           /s/ David Cowan                 Director                                      March 31, 1997
-------------------------------------

            /s/ Max Hooper                 Director                                      March 31, 1997
-------------------------------------

           /s/ Anthony Sun                 Director                                      March 31, 1997
-------------------------------------

                             WORLDTALK CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                                 DEDUCTIONS:
                                              BALANCE AT                        WRITE OFFS
                                             BEGINNING OF                           OF         BALANCE AT
                CLASSIFICATION                   YEAR           ADDITIONS        ACCOUNTS      END OF YEAR
Allowance for doubtful accounts
     Year ended December 31, 1993                $   8             $   -           $  (1)         $   7
                                                 =====             =====           =====          =====
     Year ended December 31, 1994                $   7             $  93           $  (6)         $  94
                                                 =====             =====           =====          =====
     Year ended December 31, 1995                $  94             $  56           $              $ 150
                                                 =====             =====           =====          =====
     Year ended December 31, 1996                $ 150             $  10           $ (11)         $ 149
                                                 =====             =====           =====          =====