Form 10-Q
period 1997-03-31
WORLDTALK COMMUNICATIONS CORP
filed 1997-05-14
CIK 1008588

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                   ----------

                                 (408) 567-1500
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               (1)    Yes   X          No
                                          ----           ----

                               (2)    Yes   X          No
                                          ----           ----



As of April 30, 1997 there were 10,312,285 shares of the Registrant's common stock outstanding.


================================================================================
                                                                   Page 1 of 32
                                                      Exhibits Table on Page 16

--------------------------------------------------------------------------------
FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX
--------------------------------------------------------------------------------

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I      FINANCIAL INFORMATION

ITEM 1:     Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1997
                and December 31, 1996....................................................  3

            Condensed Consolidated Statements of Operations for the three months ended
                March 31, 1997 and 1996..................................................  4

            Condensed Consolidated Statements of Cash Flows for the three months ended
                March 31, 1997 and 1996..................................................  5

            Notes to Condensed Consolidated Financial Statements.........................  6

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................  8

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings............................................................ 14

ITEM 6:     Exhibits and Reports on Form 8-K............................................. 14

            Signature.................................................................... 15

            Exhibits..................................................................... 16

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      WORLDTALK COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          March 31,    December 31,
                                                                            1997           1996
                         Assets                                          (UNAUDITED)
                                                                          --------     -----------
Current assets:
     Cash and cash equivalents                                            $  7,272      $  7,012
     Short-term investments                                                  5,365         6,027
     Accounts receivable, net of allowance for doubtful accounts
         of $148 and $149, respectively                                      3,079         5,524
     Prepaid expenses                                                          444           622
                                                                          --------      --------
                   Total current assets                                     16,160        19,185

Property and equipment, net                                                  1,873         1,731
Other assets                                                                 1,000           803
                                                                          --------      --------
                                                                          $ 19,033      $ 21,719
                                                                          ========      ========

                 Liabilities and stockholders' equity (deficit)
                         Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                     $  1,064      $  1,601
     Current portion of capital lease obligations                              332           343
     Accrued expenses                                                        2,734         3,094
     Deferred revenue                                                        1,611         1,566
                                                                          --------      --------
                   Total current liabilities                                 5,741         6,604

Capital lease obligations, less current portion                                291           369
Other liabilities                                                              250           350
                                                                          --------      --------
                   Total liabilities                                         6,282         7,323
                                                                          --------      --------

Commitments and contingencies

Stockholders' equity (deficit):
     Common stock                                                              103           103
     Additional paid-in-capital                                             31,660        31,650
     Stockholder notes receivable                                              (32)         (265)
     Deferred compensation                                                    (120)         (131)
     Accumulated deficit                                                   (18,860)      (16,961)
                                                                          --------     ---------
                   Total stockholders' equity                               12,751        14,396
                                                                          --------      --------
                                                                          $ 19,033      $ 21,719
                                                                          ========      ========


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                             Three Months Ended March 31,
                                             ----------------------------
                                                    1997           1996
                                                 --------      -------
Revenues:
     Software licenses                           $  1,364      $ 1,942
     Maintenance, installation, and training        1,297          767
                                                 --------      -------
         Total revenues                             2,661        2,709
                                                 --------      -------
Cost of revenues:
     Software licenses                                281          145
     Maintenance, installation, and training          852          474
                                                 --------      -------
         Total cost of revenues                     1,133          619
                                                 --------      -------
         Gross profit                               1,528        2,090
                                                 --------      -------
Operating expenses:
     Product development                            1,087          824
     Sales and marketing                            1,796        1,406
     General and administrative                       600          446
                                                 --------      -------
         Total operating expenses                   3,483        2,676
                                                 --------      -------
Operating loss                                     (1,955)        (586)

Other income (expense), net                           121            7
                                                 --------      -------
Income before taxes                                (1,834)        (579)

Income taxes                                           65           --
                                                 --------      -------
Net loss                                         $ (1,899)     $  (579)
                                                 ========      =======
Net loss per share                               $  (0.18)     $ (0.08)
                                                 ========      =======
Shares used in computing net loss per share        10,298        7,594
                                                 ========      =======




     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                           1997           1996
                                                                         -------      -------
Cash flows from operating activities:
     Net loss                                                            $(1,899)     $  (579)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                       161           92
         Amortization of goodwill                                             52           --
         Amortization of deferred compensation                                11           11
         Changes in operating assets and liabilities:
              Accounts receivable                                          2,445         (902)
              Prepaid expenses                                               178         (400)
              Accounts payable                                              (537)         190
              Accrued expenses                                              (360)         380
              Deferred revenue                                                45          724
              Other liabilities                                             (100)         (85)
                                                                         -------      -------
                   Net cash used in operating activities                      (4)        (569)
                                                                         -------      -------

Cash flows from investing activities:
     Purchase of property and equipment                                     (303)        (320)
     Purchase of short-term investments                                     (496)          --
     Sales/maturities of short-term investments                            1,158           --
     Other assets                                                           (249)          31
                                                                         -------      -------
                   Net cash provided (used in) in investing activities       110         (289)
                                                                         -------      -------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                               10           44
     Principal payments under capital lease obligations                      (89)         (72)
     Proceeds from bank borrowings                                            --          250
     Stockholder receivable note repayments (borrowings)                     233          (68)
                                                                         -------      -------
                   Net cash provided by financing activities                 154          154
                                                                         -------      -------

Net increase (decrease)  in cash and cash equivalents                        260         (704)

Cash and cash equivalents at beginning of period                           7,012        2,984
                                                                         -------      -------

 Cash and cash equivalents at end of period                              $ 7,272      $ 2,280
                                                                         =======      =======

Supplemental disclosures:
     Cash paid during the period:
         Interest                                                        $    36      $    18
                                                                         -------      -------
     Noncash investing and financing activities:
         Exercise of common stock options in exchange for stockholder
              notes receivable                                           $    --      $    68
                                                                         -------      -------



     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)    THE COMPANY AND BASIS OF PRESENTATION

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

PER SHARE DATA

Earnings per share for the three months ended March 31, 1997, is based on the weighted average common and, when dilutive, common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants.

Pro Forma net loss per share for the period ended March 31, 1996, is computed using net loss and is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all prior periods presented using the treasury stock method and the anticipated initial public offering price.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from diluted earnings per share as presented in the accompanying consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation.

(2)    SIGNIFICANT EVENTS

On April 17, 1996, the Company completed the initial public offering of 2.1 million shares of its Common Stock, of which 2.0 million shares were issued and sold by the Company, and 100,000 shares were sold by a selling stockholder. On May 8, 1996, an additional 315,000 shares were sold by selling stockholders upon exercise of the underwriters' over-allotment option. Net proceeds to the Company aggregated $13.8 million. The proceeds have been invested in accordance with the Company's Board of Directors approved investment policy. As of the closing date of the offering, all of the mandatorily redeemable convertible Preferred Stock outstanding prior to such offering was automatically converted into an aggregate of 6,025,000 shares of Common Stock.

In November 1996, the Company acquired all of the outstanding stock of Deming Software, Inc. (Deming), a privately held company, specializing in the development of electronic mail security software for the Internet, for a total purchase price of $4.8 million including 569,000 shares of the Company's common stock, $225,000 in cash, and $418,000 of direct acquisition costs. The acquisition was accounted for using the purchase method and accordingly, the operating results of Deming have been included in the consolidated financial statements of the Company from the date of the acquisition.

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

--------------------------------------------------------------------------------
PART I:       FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

Although the Company has experienced significant growth in revenues from the HP-UX product family ("NetJunction products"), and associated services, the Company does not believe prior growth rates are indicative of the Company's future operating results. Further, future growth is expected to depend not only from sales of the NetJunction product family but also from sales of the Company's new Windows NT products. Accordingly, the Company expects increased competition and the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry. For example, revenue for the first quarter of 1997 have been affected by several of these factors.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenues:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                   1997         1996
                                                  -----        -----
Revenue
  Software licenses                                51.3%        71.7%
  Maintenance, installation, and training          48.7         28.3
                                                  -----        -----
Total revenue                                     100.0        100.0

Cost of revenue
  Software licenses                                10.6          5.3
  Maintenance, installation, and training          32.0         17.5
                                                  -----        -----
Total cost of revenue                              42.6         22.8

Gross Margin                                       57.4         77.2
Operating expense
  Product development                              40.9         30.4
  Sales and marketing                              67.5         51.9
  General and  administrative                      22.5         16.5
                                                  -----        -----
Total operating expense                           130.9         98.8

Operating loss                                    (73.4)       (21.6)

Interest and other income                           4.5          0.3
                                                  -----        -----
Income before taxes                               (68.9)       (21.3)

Income taxes                                        2.4           --
                                                  -----        -----

Net loss                                          (71.4)%      (21.3)%
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

The Company's total revenues for the three months ended March 31, 1997 were $2.7 million representing no change from the comparable period last year and a decrease of $1.7 million or 38.9% from the immediately preceding quarter ended December 31, 1996. The Company believes that first quarter 1997 revenues were below the Company's expectations primarily due to a more rapid than anticipated transition of small and medium sized businesses from UNIX operating systems to the Windows NT platform.

Software license revenue was $1.4 million for the three months ended March 31, 1997 as compared to $1.9 million for the same quarter in 1996 and $3.0 million for the quarter ended December 31, 1996, representing decreases of 29.8% and 54.3%, respectively. The decrease in software license revenue was attributable to decreased sales volume of the Company's UNIX-based product line.

Maintenance, installation and training revenues for the three months ended March 31, 1997 were $1.3 million as compared to $767,000 for the comparable period last year and $1.4 million for the immediately preceding quarter, representing an increase of 69.1% and a decrease of 5.2%, respectively. The increase in maintenance, installation and training revenues from the comparable quarter last year was attributable to maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. The decrease in maintenance, installation and training revenues from the immediately preceding quarter was attributable to lower software license revenue, as maintenance and installation revenues are derived primarily from the Company's software license installations.

COST OF REVENUES

The Company's total costs of revenues for the three months ended March 31, 1997 were $1.1 million as compared to $619,000 for the same quarter in 1996 and $1.1 million for the immediately preceding quarter ended December 31, 1996, representing increases of 83.0% and 7.1%, respectively.

Cost of product revenues, consist of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials, and shipping expenses, was $281,000 for the three months ended March 31, 1997, as compared to $145,000 for the same period last year and $333,000 for the quarter ended December 31, 1996, representing an increase of 93.4% and a decrease of 15.8%, respectively. The fluctuations in cost of product revenues were due principally to the mix of software products and license sales volume.

Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $852,000 for the three months ended March 31, 1997, as compared to $474,000 for the quarter ended March 31, 1996 and $724,000 for the immediately preceding quarter ended December 31, 1996, representing increases of 79.7% and 17.7%, respectively. These increases were due to the significant expansion of the Company's customer service resources across all categories, including consulting, support, and account management staff. The Company anticipates these expenditures may increase in dollar amount and may increase as a percentage of total revenue in the future.

PRODUCT DEVELOPMENT

Product development expenses consisting primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three months ended March 31, 1997 were $1.1 million as compared to $824,000 for the same quarter last year and $962,000 for the immediately preceding quarter, representing increases of 31.9% and 13.0%, respectively. Product development expenses represented 40.9% of total revenues for the three months ended March 31, 1997. The increase in absolute dollars in product development expenses was due to increased staffing and associated support costs of software engineers and consultants required to expand and enhance the Company's product lines. The increase in product development expenses as a percentage of total revenues is attributable to the decrease in revenues, and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development will be required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate increasing resources to product research and development. Consequently, such expenses may increase in both dollar amount and as a percentage of total revenues in the future.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses, and promotional expenses. Sales and marketing expenses for the three months ended March 31, 1997 were $1.8 million, as compared to $1.4 million for the same period in 1996 and $2.0 million for the quarter ended December 31, 1996, representing an increase of 27.7% and a decrease of 11.6%, respectively. Sales and marketing expenses represented 67.5% of total revenues for the three months ended March 31, 1997. The increase in absolute dollars from the comparable quarter last year was primarily the result of the expansion of the Company's direct sales force and marketing efforts. The decrease from the immediately preceding quarter was due primarily to lower sales commission expenses which fluctuated in direct proportion to the lower total revenues for the three months ended March 31, 1997. The increase in sales and marketing expenses as a percentage of total revenues was attributable to the decrease in revenues, and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and to expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amount and as a percentage of total revenues in the future.

GENERAL AND ADMINISTRATIVE

General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and executive management of the Company. General and administrative expenses for the three months ended March 31, 1997 were $600,000 as compared to $446,000 for the same quarter in 1996 and $485,000 for the immediately preceding quarter ended December 31, 1996, representing increases of 34.5% and 23.7%, respectively. General and administrative expenses represented 22.5% of total revenues for the three months ended March 31, 1997. The increase in absolute dollars was attributable to increased staffing and associated expenses necessary to manage and support the Company's growth and the amortization of goodwill related to the acquisition of Deming Software, Inc. during the fourth quarter of 1996. The increase in general and administrative expenses as a percentage of total revenues is attributable to the decrease in revenue and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will continue to increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

NET INTEREST INCOME)

Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income for the three months ended March 31, 1997 was $121,000, as compared to $7,000 for the same quarter last year and $190,000 for the immediately preceding quarter, respectively. The increase in net interest income from the same quarter last year was primarily attributable to increases in the Company's cash and cash equivalent and short-term investment balances, resulting from the Company's initial public offering. The decrease from the immediately preceding quarter was primarily attributable to a decrease in the Company's average cash and cash equivalent and short-term investment balances, due to the timing of collection of accounts receivable balances from the Company's customers during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In April 1996, the Company completed its initial public offering of 2 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At March 31, 1997 the Company had cash and cash equivalents of $7.3 million, short-term investments of $5.4 million and working capital of $10.4 million.

The Company has a $2.0 million bank line of credit, which expires on January 7, 1998. As of March 31, 1997, the Company had utilized $243,000 of its available line of credit.

Net cash used in operating activities amounted to $4,000 for the three months ended March 31, 1997 and was comprised principally of the Company's net loss of $1.9 million and decreases in accounts payable and accrued expenses of $897,000, offset by decreases in accounts receivable and prepaid expenses of $2.6 million and $178,000, respectively.

Net cash provided by investing activities amounted to $110,000 for the three months ended March 31, 1997, which included $303,000 for purchases of property and equipment, a decrease in other assets of $249,000 and the purchase of short-term investments of $496,000 offset by maturities of short-term investments of $1,158,000 The Company currently has no significant capital commitments for fiscal 1997.

Net cash provided by financing activities amounted to $154,000 for the three months ended March 31, 1997 which comprised of principal payments under capital lease obligations of $89,000, offset by repayments of stockholder receivables of $233,000 and net proceeds from issuance of common stock of $10,000.

The Company may, in the future, pursue acquisitions of complementary companies or technologies, or divest certain products and related services, to further strategic corporate objectives. Such transactions could result in a significant use of cash and earnings per share dilution caused by reduced interest income and/or the issuance of additional stock. Additionally, costs associated with the acquisition or divestiture of companies, products and related services or technologies could materially impact future operating results. Further, such acquisitions could result in the immediate write-off of research and development in process and expenses relating to integration costs. Such costs could result in significant losses in one or more fiscal quarters.

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

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $18.9 million as of March 31, 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

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

The Company's future operating results are significantly dependent upon continued market acceptance and continued enhancement of its NetJunction products and related services. The market for the Company's NetJunction products has arisen in large part because of the proliferation of numerous disparate e-mail systems and LAN environments and the fact that, to date, no single vendor has dominated this market. There can be no assurance that the NetJunction products will continue to be adequately enhanced to achieve continued market acceptance or that competitive developments out of the Company's control may substantially reduce or eliminate the Company's principal market. Further, product transition issues may dilute management and sales force focus on the NetJunction product line, resulting in lower than anticipated sales. Particular reference is made to the risks associated with expanding both product offerings and sales channels relating to the Company's planned introduction of Windows NT-based products during 1997.

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

The Company anticipates that its marketing strategy of its Window NT products will in the future depend more significantly on distribution by VARs and on managing the distribution channel. There can be no assurance that expansion of the Company's channel sales efforts will succeed or that such expansion will result in increased sales. If the channel sales efforts fail, the Company's business, operating results and financial condition could be materially and adversely affected. During 1997 and beyond, the Company's strategy targeted at industry growth of the Windows NT operating system is being rapidly validated. While the Company expects that NetJunction/UNIX products will remain the standard for robust, enterprise-wide electronic communications backbones, the Company has experienced the impact of the shift from UNIX to Windows NT in smaller organizations and departments. The Company feels well positioned to benefit from this market trend, as it introduces its Windows NT product line. This expansion into the Windows NT market may cause disruption in historic sales and/or expense patterns causing quarterly results to differ materially from expectation. Further, there can be no assurance that the Company will be successful in implementing this planned expansion.

Although international sales accounted for 29.0% of the Company's total sales for the three months ended March 31, 1997, compared to 20.8% for the same quarter in 1996 and 27.5% for the immediately preceding quarter ended December 31, 1996, it is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and result of operations.

--------------------------------------------------------------------------------
       PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   The following exhibits are being filed as part of this report:

          10.1 Amendment to Loan and Security Agreement, dated January 9, 1997, between Registrant and General Bank

          10.2 Form of Employment Agreement, dated January 23, 1997, between Registrant and Christopher J. Andrews, Simon A. Khalaf and Sathvik Krishnamurthy

          10.3 Form of Employment Agreement, dated January 23, 1997, between Registrant and Stephen R. Bennion, Steve M. Goldner and Mark A. Jung

          11.1      Statement re: Computation of Net Income (Loss) per Share

          27.1      Financial Data Schedule


(b)   Reports on Form 8-K:

                   No reports were filed during the three months ended March 31, 1997.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WORLDTALK COMMUNICATIONS CORPORATION




Date: May 14, 1997         By:    /s/ STEPHEN R. BENNION

                           Stephen R. Bennion
                           Executive Vice President, Finance and Administration and Chief Financial Officer
                           (Duly Authorized Officer and
                           Principal Financial Officer)

                                  EXHIBIT INDEX


        EXHIBIT
          NO.                        DESCRIPTION
        -------                      -----------
          10.1      Amendment to Loan and Security Agreement, dated January 9,
                    1997, between Registrant and General Bank

          10.2 Form of Employment Agreement, dated January 23, 1997, between Registrant and Christopher J. Andrews, Simon A.
                    Khalaf and Sathvik Krishnamurthy

          10.3 Form of Employment Agreement, dated January 23, 1997, between Registrant and Stephen R. Bennion, Steve M. Goldner and Mark A. Jung

          11.1      Statement re: Computation of Net Income (Loss) per Share

          27.1      Financial Data Schedule