Form 10-Q
period 1997-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1997-08-13
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                         ------------------------------

                                 (408) 567-1500
              (Registrant's telephone number, including area code)

                         ------------------------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               (1)  Yes X   No
                                       ---     ---

                               (2)  Yes X   No
                                       ---     ---


As of July 31, 1997 there were 10,478,298 shares of the Registrant's common stock outstanding.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX
--------------------------------------------------------------------------------

                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                      and December 31, 1996....................................................      3

                  Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 1997 and 1996.............................................      4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June
                      30, 1997 and 1996........................................................      5

                  Notes to Condensed Consolidated Financial Statements.........................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations...............................................................      8

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk...................     13



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     14

ITEM 4.           Submission of Matters to a Vote of Security Holders..........................     14

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     15

                  Signature....................................................................     16

                  Exhibits.....................................................................     17

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      WORLDTALK COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        June 30,          December 31,
                                                                                          1997                1996
                                                                                      ----------          ------------
                                      Assets                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                             $  5,058        $  7,012
     Short-term investments                                                                   5,004           6,027
     Accounts receivable, net of allowance for doubtful accounts
         of $121 and $149, respectively                                                       2,986           5,199
     Prepaid expenses                                                                           808             622
                                                                                            -------         -------

                   Total current assets                                                      13,856          19,185

Property and equipment, net                                                                   1,857           1,731
Other assets                                                                                    944           1,128
                                                                                           --------        --------

                                                                                           $ 16,657        $ 21,719
                                                                                           ========        ========

                            Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                                      $  1,177        $  1,601
     Current portion of capital lease obligations                                               324             343
     Accrued expenses                                                                         2,605           3,094
     Deferred revenue                                                                         1,666           1,566
                                                                                           --------        --------

                   Total current liabilities                                                  5,772           6,604

Capital lease obligations, less current portion                                                 211             369
Other liabilities                                                                               250             350
                                                                                           --------        --------

                   Total liabilities                                                          6,233           7,323
                                                                                           --------        --------

Commitments and contingencies

Stockholders' equity (deficit):
     Common stock                                                                               104             103
     Additional paid-in-capital                                                              31,957          31,650
     Stockholder notes receivable                                                              (32)           (265)
     Deferred compensation                                                                    (110)            (131)
     Accumulated deficit                                                                   (21,495)         (16,961)
                                                                                           --------        --------

                   Total stockholders' equity                                                10,424          14,396
                                                                                           --------        --------

                                                                                           $ 16,657        $ 21,719
                                                                                           ========        ========

     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                   ---------------------------         -------------------------
                                                     1997             1996               1997            1996
                                                   ---------        ----------         --------         --------
Revenues:
     Software licenses                              $ 1,056           $2,222            $ 2,420         $ 4,164
     Maintenance, installation, and
     training                                         1,204            1,050              2,501           1,817
                                                    -------           ------            -------         -------

         Total revenues                               2,260            3,272              4,921           5,981
                                                    -------           ------            -------         -------

Cost of revenues:
     Software licenses                                  217              296                499             441
     Maintenance, installation, and
     training                                           800              556              1,651           1,030
                                                    -------           ------            -------         -------

         Total cost of revenues                       1,017              852              2,150           1,471
                                                    -------           ------            -------         -------

         Gross profit                                 1,243            2,420              2,771           4,510
                                                    -------           ------            -------         -------

Operating expenses:
     Product development                              1,167              852              2,254           1,676
     Sales and marketing                              2,190            1,644              3,986           3,050
     General and administrative                         657              385              1,256             831
                                                    -------           ------            -------         -------

         Total operating expenses                     4,014            2,881              7,496           5,557
                                                    -------           ------            -------         -------

Operating loss                                       (2,771)            (461)            (4,725)         (1,047)

Other income (expense), net                             135              135                255             142
                                                    -------           ------            -------         -------

Loss before taxes                                    (2,636)            (326)            (4,470)           (905)

Income taxes                                             --               --                 64              --
                                                    -------           ------            -------         -------

Net loss                                           $(2,636)           $ (326)           $(4,534)        $  (905)
                                                   =======            ======            =======         =======

Net loss per share                                 $ (0.25)           $(0.03)           $ (0.44)        $ (0.11)
                                                   ========           ======            =======         =======


Shares used in computing net loss per share         10,375             9,429             10,359           8,511
                                                   ========           ======            =======         =======


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                              1997            1996
                                                                            --------         --------
Cash flows from operating activities:
     Net loss                                                                $(4,534)        $  (905)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                           421             206
         Amortization of deferred compensation                                    21              22
         Changes in operating assets and liabilities:
              Accounts receivable                                              2,213          (1,232)
              Prepaid expenses                                                  (186)           (187)
              Accounts payable                                                  (424)            220
              Accrued expenses                                                  (489)            758
              Deferred revenue                                                   100             802
              Other liabilities                                                 (100)            (85)
                                                                             -------         -------
                      Net cash used in operating activities                   (2,978)           (401)
                                                                             -------         -------

Cash flows from investing activities:
     Restricted cash                                                              --           2,000
     Purchase of property and equipment                                         (464)           (756)
     Purchase of short-term investments                                       (1,495)         (5,465)
     Sales/maturities of short-term investments                                2,518              --
     Other assets                                                                101              29
                                                                             -------         -------
                 Net cash provided by (used in) investing activities             660          (4,192)
                                                                             -------         -------


Cash flows from financing activities:
     Net proceeds from issuance of common stock                                  308          14,067
     Principal payments under capital lease obligations                         (177)           (143)
     Proceeds from bank borrowings                                                --             250
     Stockholder receivable note repayments (borrowings)                         233             (68)
                                                                             -------         -------
                     Net cash provided by financing activities                   364           14,106
                                                                             -------         --------

Net increase (decrease) in cash and cash equivalents                          (1,954)           9,513

Cash and cash equivalents at beginning of period                               7,012              984
                                                                             -------         --------

Cash and cash equivalents at end of period                                   $ 5,058         $ 10,497
                                                                             =======         ========

Supplemental disclosures:
     Cash paid during the period:
         Interest                                                            $    59         $     40
                                                                             -------         --------
     Noncash investing and financing activities:
         Conversion of convertible preferred stock to common stock           $    --         $ 12,816
                                                                             -------         --------


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY

Worldtalk Communications Corporation (the "Company") is a leading provider of directory-based messaging and internet security software solutions that support organizations in transforming local area networks ("LAN's") into secure, robust and cost-effective platforms for business-critical applications and electronic commerce. The Company's solutions are designed to enable organizations to build, expand and secure full-service intranets, while leveraging existing infrastructure investment.

PER SHARE DATA

Net loss per share for the three and six months ended June 30, 1997, is based on the weighted average common shares outstanding during each period.

Pro forma net loss per share for the three and six months ended June 30, 1996, was computed using net loss and was based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all prior periods presented using the treasury stock method and the anticipated initial public offering price.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic and diluted net loss per share will not differ materially from net loss per share as presented in the accompanying consolidated financial statements.

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

(3)   LITIGATION

In May 1996, an action was commenced against the Company by a subcontractor, Salinas Group Limited, relating to a project by which the Company provided software products and services to one of its customers. The complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), sought payment for certain cost overruns and damages for an unspecified breach of contract and set forth various claims, including breach of alleged contracts and interference with certain contracts the subcontractor had with the Company's customers. In June 1997, the contractor withdrew some of its claims. The complaint sought over $12 million in damages, but did not specify the basis, or the nature, of the alleged damages. The complaint also sought unspecified punitive damages.

The Company filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty, and their failure to report and pay to the Company fees they received for licensing the Company's products. The subcontractor filed cross-claims that appear to be substantially similar to those asserted in the New York Action. After a non-binding arbitrator award in favor of the Company, the parties reached an agreement in principle to settle both actions.

(4)    REPRICING

In April 1997, the Company offered option holders under its stock option plans the opportunity to have outstanding options repriced to the then current fair market value of the Company's common stock of $3.75 per share. Normal vesting schedules for repriced options resume after a three month "freeze". The other terms of the options remained unchanged. On April 28, 1997, the Company amended in order to reprice 851,584 options pursuant to this offer.

(5)    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way the public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it has any separately reportable business segments.

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company does not engage in derivative instruments, no further interim period disclosure has been provided.

PART I:       FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995. The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Additional Factors That May Affect Future Results".

The Company has experienced a reduction in revenues from the HP-UX product family ("NetJunction products") and associated services over the past several quarters which has resulted in operating losses. The Company believes the primary reason for reduced revenues is that small to mid-sized organizations are increasingly reluctant to make new investments in UNIX-based products. Those products appeal to larger organizations which have both the resources to manage UNIX applications and the need for the scalability and robustness of a UNIX solution. Smaller organizations and departments within larger organizations appear to be migrating to the Windows NT platform at a rapid pace. While the Company anticipated this trend and began developing a family of Windows NT-based messaging, directory and security products approximately 18 months ago, the shift from UNIX to Windows NT occurred more rapidly than anticipated, causing the Company to realize lower than anticipated revenues. The Company believes that future NetJunction/UNIX projects will be limited to projects involving large organizations and will require significant consulting and integration. In response, the Company has recently realigned resources to place the NetJunction business in a dedicated business unit to better serve large organizations. The Company believes that a return to historic growth patterns will depend on market acceptance of its new Windows NT-based products as well as a continuing contribution from the NetJunction product line. With respect to the Windows NT-based products, Net Talk(TM), a directory/certificate server and multi-vendor e-mail coexistence solution, and the WorldSecure(TM) Client, a secure e-mail desktop plug-in, began shipping during the second quarter of 1997 and the Company anticipates that its e-mail firewall product, WorldSecure(TM) Server will ship before the end of the third quarter of 1997. The Company's future revenue will depend increasingly on these new Windows NT messaging and internet security products. Further, revenue from these new Windows NT-based products will depend increasingly on the development of third-party distribution channels and OEM relationships. These products will also place the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenues:

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                      1997         1996          1997         1996
                                                     -------      ------        -----        -----
Revenue
  Software licenses                                    46.7 %       67.9 %       49.2 %        69.6 %
  Maintenance, installation, and training              53.3         32.1         50.8          30.4
                                                     ------        -----        -----         -----
Total revenue                                         100.0        100.0        100.0         100.0

Cost of revenue
  Software licenses                                     9.6          9.0         10.1           7.4
  Maintenance, installation, and training              35.4         17.0         33.6          17.2
                                                     ------        -----        -----         -----
Total cost of revenue                                  45.0         26.0         43.7          24.6

Gross Margin                                           55.0         74.0         56.3          75.4
Operating expense
  Product development                                  51.6         26.0         45.8          28.0
  Sales and marketing                                  96.9         50.2         81.0          51.0
  General and  administrative                          29.1         11.8         25.5          13.9
                                                     ------        -----        -----         -----
Total operating expense                               177.6         88.0        152.3          92.9

Operating loss                                       (122.6)       (14.0)       (96.0)        (17.5)
Interest and other income                               6.0          4.1          5.2           2.4
                                                     ------        -----        -----         -----
Loss before taxes                                    (116.6)        (9.9)       (90.8)        (15.1)

Income taxes                                             --           --          1.3            --
                                                     ------        -----        -----         -----

Net loss                                             (116.6)%       (9.9)%      (92.1)%       (15.1)%
                                                    =======        =====        =====         =====

REVENUES

The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial license of its software products, as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed.

The Company's total revenues for the three and six months ended June 30, 1997 were $2.3 million and $4.9 million, respectively, a decrease of $1.0 million or 30.9% and $1.1 million or 17.7% when compared to the same periods last year and a decrease of $401,000 or 15.1% when compared with the immediately preceding quarter ended March 31, 1997. The Company believes that second quarter 1997 revenues were below the Company's expectations primarily due to a more rapid than anticipated transition of small and medium sized businesses from UNIX operating systems to the Windows NT platform.

Software license revenues for the three and six months ended June 30, 1997 were $1.1 million and $2.4 million, respectively, a decrease of $1.2 million or 52.5% and $1.7 million or 41.9% when compared to the same periods last year and a decrease of $308,000 or 22.6% when compared to the immediately preceding quarter. The decrease in software license revenue was attributable to decreased sales volume of the Company's UNIX-based product line.

Maintenance, installation and training revenues for the three and six months ended June 30, 1997 were $1.2 million and $2.5 million, respectively, an increase of $154,000 or 14.7% and $684,000 or 37.6% when compared to the same periods last year and a decrease of $93,000 or 7.2% when compared to the immediately preceding quarter. The increases in maintenance, installation and training revenues from the comparable periods last year were attributable to an increase in the number of maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. The decrease in maintenance, installation and training revenues from the immediately preceding quarter was attributable to lower software license revenue, as maintenance and installation revenues are derived primarily from the Company's software license installations.

COST OF REVENUES

The Company's total costs of revenues for the three and six months ended June 30, 1997 were $1.0 million and $2.2 million, respectively, as compared to $852,000 and $1.5 million for the same periods in 1996 and $1.1 million for the immediately preceding quarter ended March 31, 1997, representing increases of 19.4% and 46.2% from the same periods last year and a decrease of 10.2% from the quarter ended March 31, 1997.

Cost of product revenues, consist of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials, and shipping expenses, were $217,000 and $499,000 for the three and six months ended June 30, 1997, as compared to $296,000 and $441,000 for the same periods last year and $281,000 for the quarter ended March 31, 1997, representing a decrease of 26.7%, an increase of 13.2% and a decrease of 22.8%, respectively. The fluctuations in cost of product revenues were due principally to the mix of software products and license sales volume.

Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $800,000 and $1.7 million for the three and six months ended June 30, 1997, as compared to $556,000 and $1.0 million for the same periods last year and $852,000 for the immediately preceding quarter ended March 31, 1997, representing increases of 43.9% and 60.3%, and a decrease of 6.1%, respectively. The increases from the same periods last year were due to the significant expansion of the Company's customer service resources across all categories, including consulting, support, and account management staff, while the decrease from the immediately preceding quarter was due primarily to lower headcount during the quarter ended June 30, 1997.

PRODUCT DEVELOPMENT

Product development expenses consisting primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three and six months ended June 30, 1997 were $1.2 million and $2.3 million as compared to $852,000 and $1.7 million for the same periods last year and $1.1 million for the immediately preceding quarter, representing increases of 37.0%, 34.5% and 7.4%, respectively. Product development expenses represented 51.6% of total revenues for the three months ended June 30, 1997. The increase in absolute dollars in product development expenses was due to increased staffing and associated support costs of software engineers and consultants required primarily to expand product lines but secondarily to enhance the Company's existing product lines. The increase in product development expenses as a percentage of total revenues is attributable to the decrease in revenues, and the fact that product development expenses do not fluctuate in direct proportion to total revenues.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses, and promotional expenses. Sales and marketing expenses for the three and six months ended June 30, 1997 were $2.2 million and $4.0 million, as compared to $1.6 million and $3.1 million for the same periods in 1996 and $1.8 million for the quarter ended March 31, 1997, representing increases of 33.2%, 30.7% and 21.9%, respectively. Sales and marketing expenses represented 96.9% of total revenues for the three months ended June 30, 1997. The increases in absolute dollars from the comparable periods last year were primarily the result of the expansion of the Company's marketing resources and the launch of the Company's new Windows NT-based messaging and internet security products. The increase in sales and marketing expenses as a percentage of total revenues was attributable to both the increase in absolute dollars and the decrease in revenues, as well as the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and executive management of the Company. General and administrative expenses for the three and six months ended June 30, 1997 were $657,000 and $1.3 million as compared to $385,000 and $831,000 for the same periods in 1996 and $600,000 for the immediately preceding quarter ended March 31, 1997, representing increases of 70.6%, 51.1% and 9.5%, respectively. General and administrative expenses represented 29.1% of total revenues for the three months ended June 30, 1997. The increases in absolute dollars were attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business. A secondary factor for this increase in absolute dollars was the amortization of goodwill related to the acquisition of Deming Software, Inc. during the fourth quarter of 1996. The increase in general and administrative expenses as a percentage of total revenues is attributable to the decrease in revenue and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues.

For the remainder of fiscal 1997, the Company expects operating expenses to remain relatively flat in absolute dollars but will fluctuate as a percentage of revenue, depending on revenue levels.

NET INTEREST INCOME

Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income for the three and six months ended June 30, 1997 was $135,000 and $255,000, as compared to $135,000 and $142,000 for the same periods last year and $121,000 for the immediately preceding quarter, respectively. The increase in net interest income for six months ended June 30, 1997 from the same period in 1996 was primarily attributable to increases in the Company's cash and cash equivalent and short-term investment balances, resulting from the Company's initial public offering. The increase from the immediately preceding quarter was primarily attributable to higher interest earnings on the Company's average cash and cash equivalent and short-term investment balances, offset by a decrease in the Company's average cash and cash equivalent and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

In April 1996, the Company completed its initial public offering of 2.1 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At June 30, 1997 the Company had cash and cash equivalents of $5.1 million, short-term investments of $5.0 million and working capital of $8.1 million.

The Company has a $2.0 million bank line of credit, which expires on January 7, 1998. As of June 30, 1997, the Company had utilized $243,000 of its available line of credit.

Net cash used in operating activities amounted to $3.0 million for the six months ended June 30, 1997 and was comprised principally of the Company's net loss of $4.5 million and decreases in accounts payable, accrued expenses and other liabilities of $1.0 million and an increase in prepaid expenses of $186,000, offset by a decrease in accounts receivable of $2.2 million and an increase in deferred revenue of $100,000.

Net cash provided by investing activities amounted to $660,000 for the six months ended June 30, 1997, which included $464,000 for purchases of property and equipment and the purchase of short-term investments of $1.5 million, offset by maturities of short-term investments of $2.5 million and an increase in other assets of $101,000. The Company currently has no significant capital commitments for fiscal 1997.

Net cash provided by financing activities amounted to $364,000 for the six months ended June 30, 1997 which comprised of principal payments under capital lease obligations of $177,000, offset by repayments of stockholder receivables of $233,000 and net proceeds from issuance of common stock of $308,000.

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

The Company believes that its cash balances and credit facilities will be sufficient to meet its anticipated cash needs to fund operating losses, working capital requirements, capital expenditures and business expansion for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sales of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company if at all.

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $21.5 million as of June 30, 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

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

The Company's success also depends on the performance of management and key personnel. In this regard, there have been several recent executive level changes. Specifically, Mark Jung, the Company's chairman and chief executive officer, along with the vice president, sales and the vice president, engineering have left the Company. Mr. Jung entered into a twelve month consulting contract with the Company pursuant to which he will continue to work with the Company as may be reasonably requested by the Company. Mr. Jung was replaced as chief executive officer by Bernard Harguindeguy, who was promoted from his previous position as president and chief operating officer. In addition, John Weald was named Vice President, Engineering - Intranet Products, Robert Dickinson, Engineering Director of the Company's Deming Internet Security business unit was promoted to Vice President, Engineering - Security Products, and Sathvik Krishnamurthy, Vice President and General Manager of the Company's Deming Internet Security business unit was named Vice President, Intranet/Security Products. A key element in the Company's future success will be the ability of the Company's new management team to implement the Company's business strategy.

The Company's success is also dependent upon market acceptance of its products in preference to competing products and products that may be developed by others. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements or that such new products will achieve a sufficient level of market acceptance to result in profitable operations. In addition, the introduction or announcement of new product offerings by the Company or its competitors could cause customers to defer or cancel purchases of existing Company products. Failure of the Company to develop and introduce new products and product enhancements in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's product, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future operating results are significantly dependent upon market acceptance of its new Windows NT-based products, along with a continued contribution from the Company's NetJunction products and related services. The market for the Company's NetJunction products has arisen in large part because of the proliferation of numerous disparate e-mail systems and LAN environments and the fact that, to date, no single vendor has dominated this market. There can be no assurance that the NetJunction products will continue to be adequately enhanced to achieve continued market acceptance or that competitive developments out of the Company's control may substantially reduce or eliminate the Company's principal market. Sales of NetJunction products during the first two quarters of fiscal 1997 have been below the Company's expectations resulting in operating losses. The Company believes that the principal reason for this shortfall is a more rapid than anticipated shift from the UNIX platform to the Windows NT platform in small and mid-sized organizations, as well as departments of large organizations. While the Company believes that there continues to be market demand for the NetJunction product line, this demand is limited to large organizations. The Company believes that the introduction of its new Windows NT-based products and the development of new sales channels during the second and third quarters of fiscal 1997 will begin the process of restoring the Company to its historic growth patterns. However, there can be no assurance that the Company will be successful in this regard. Further, sales of NetJunction products may continue to be below the Company's revised expectations resulting in greater than anticipated operating losses during the second half of fiscal 1997.

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

The Company anticipates that its marketing strategy of its Windows NT-based products will in the future depend more significantly on distribution by VARs and OEMs, and on managing the distribution channel. There can be no assurance that expansion of the Company's channel sales efforts will succeed or that such expansion will result in increased sales. If the channel sales efforts fail, the Company's business, operating results and financial condition could be materially and adversely affected.

International sales accounted for 8.7% of the Company's total sales for the three months ended June 30, 1997, compared to 30.6% for the same quarter in 1996 and 29.0% for the immediately preceding quarter ended March 31, 1997. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and result of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

--------------------------------------------------------------------------------
   PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, an action was commenced against the Company by a subcontractor, Salinas Group Limited, relating to a project by which the Company provided software products and services to one of its customers. The complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), sought payment for certain cost overruns and damages for an unspecified breach of contract and set forth various claims, including breach of alleged contracts and interference with certain contracts the subcontractor had with the Company's customers. In June 1997, the contractor withdrew some of its claims. The complaint sought over $12 million in damages, but did not specify the basis, or the nature, of the alleged damages. The complaint also sought unspecified punitive damages.

The Company filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty, and their failure to report and pay to the Company fees they received for licensing the Company's products. The subcontractor filed cross-claims that appear to be substantially similar to those asserted in the New York Action. After a non-binding arbitrator award in favor of the Company, the parties reached an agreement in principle to settle both actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 1997, the Company held an Annual Meeting of Stockholders (the "Meeting") at which the following matters were submitted for approval by the stockholders: (i) election of all five directors of the Company, with each to serve until his term expires and his successor has been elected and qualified or until such director's earlier resignation, death or removal; (ii) ratification of the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1997; and (iii) amendment of the Company's 1996 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 750,000 shares. A total of 7,884,757 shares were represented at the Meeting, in person or by proxy, equal to approximately 76.5% of the outstanding shares of the Company's Common Stock.
Each nominee to the Board of Directors was elected by the vote set forth below:


         Nominee                 Votes For           Votes Withheld
         -------                 ---------           --------------
         David J. Cowan            7,874,667             10,090
         Wade Woodson              7,874,667             10,090
         Max Hopper                7,874,667             10,090
         Anthony Sun               7,874,667             10,090
         Mark A. Jung              7,874,667             10,090

The selection of KPMG Peat Marwick LLP as the Company's independent accountants was approved by the following vote: 7,882,057 shares voted in favor, 1,200 shares voted against, 1,500 shares abstained. The amendment to the Company's 1996 Equity Incentive Plan was approved by the following vote: 6,403,052 shares voted in favor, 200,005 shares voted against, 4,047 shares abstained and 1,277,653 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   The following exhibits are being filed as part of this report:

       11.1   Statement re: Computation of Net Income (Loss) per Share

       27.1   Financial Data Schedule


(b)   Reports on Form 8-K:

              No reports were filed during the three months ended June 30, 1997.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WORLDTALK COMMUNICATIONS CORPORATION




Date: August 13, 1997         By: /s/ STEPHEN R. BENNION
                                 -----------------------------------------------
                                 Stephen R. Bennion
                                 Executive Vice President,
                                 Finance and Administration
                                 and Chief Financial Officer
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)

EXHIBIT INDEX

  11.1 Statement re: Computation of Net Income (Loss) per Share

  27.1 Financial Data Schedule