Form 10-Q
period 1997-09-30
WORLDTALK COMMUNICATIONS CORP
filed 1997-11-14
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 ---------------

                                 (408) 567-1500
              (Registrant's telephone number, including area code)

                                 ---------------

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



As of October 31, 1997 there were 10,523,064 shares of the Registrant's common stock outstanding.

================================================================================

                                                        Exhibit Index on Page 17

--------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

--------------------------------------------------------------------------------


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of September
                  30, 1997 and December 31, 1996..............................     3

               Condensed Consolidated Statements of Operations for the
                  three and nine month periods ended September 30, 1997
                  and 1996....................................................     4

               Condensed Consolidated Statements of Cash Flows for the
                  nine month period ended September 30, 1997 and 1996.........     5

               Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................     8

ITEM 3.        Quantitative and Qualitative Disclosures about Market
                  Risk........................................................    14



PART II        OTHER INFORMATION

ITEM 1.        Legal Proceedings..............................................    15

ITEM 4.        Submission of Matters to a Vote of Security Holders............    15

ITEM 6.        Exhibits and Reports on Form 8-K...............................    15

               Signature......................................................    16

               Exhibits.......................................................    17

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                      WORLDTALK COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              September 30,   December 31,
                                                                                   1997          1996
                                                                              -------------   ------------
                                                                                (UNAUDITED)
                                     Assets
Current assets:
    Cash and cash equivalents                                                    $  4,205       $  7,012
    Short-term investments                                                          5,465          6,027
    Accounts receivable, net of allowance for doubtful accounts
        of $121 and $149, respectively                                              2,211          5,199
    Prepaid expenses                                                                  820            622
                                                                                 --------       --------
                Total current assets                                               12,701         18,860

Property and equipment, net                                                         1,820          1,731
Other assets                                                                          863          1,128
                                                                                 --------       --------
                                                                                 $ 15,384       $ 21,719
                                                                                 ========       ========


                      Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                             $    850       $  1,601
    Current portion of capital lease obligations                                      344            343
    Accrued expenses                                                                2,966          3,094
    Deferred revenue                                                                1,516          1,566
                                                                                 --------       --------
                Total current liabilities                                           5,676          6,604

Capital lease obligations, less current portion                                       212            369
Other liabilities                                                                     243            350
                                                                                 --------       --------
                Total liabilities                                                   6,131          7,323
                                                                                 --------       --------

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock                                                                      104            103
    Additional paid-in-capital                                                     32,043         31,650
    Stockholder notes receivable                                                        -           (265)
    Deferred compensation                                                             (99)          (131)
    Accumulated deficit                                                           (22,795)       (16,961)
                                                                                 --------       --------
                Total stockholders' equity                                          9,253         14,396
                                                                                 --------       --------
                                                                                 $ 15,384       $ 21,719
                                                                                 ========       ========





     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                ---------------------     ---------------------
                                                  1997         1996         1997        1996
                                                --------     --------     --------     --------
Revenues:
    Software licenses                           $  2,089     $  2,563     $  4,509     $  6,727
    Maintenance, installation, and training        1,012        1,309        3,513        3,126
                                                --------     --------     --------     --------
        Total revenues                             3,101        3,872        8,022        9,853
                                                --------     --------     --------     --------

Cost of revenues:
    Software licenses                                322          309          821          751
    Maintenance, installation, and training          656          601        2,307        1,630
                                                --------     --------     --------     --------
        Total cost of revenues                       978          910        3,128        2,381
                                                --------     --------     --------     --------
        Gross profit                               2,123        2,962        4,894        7,472
                                                --------     --------     --------     --------

Operating expenses:
    Product development                            1,074          925        3,328        2,601
    Sales and marketing                            1,666        1,669        5,652        4,720
    General and administrative                       718          417        1,974        1,248
                                                --------     --------     --------     --------
        Total operating expenses                   3,458        3,011       10,954        8,569
                                                --------     --------     --------     --------
Operating loss                                    (1,335)         (49)      (6,060)      (1,097)
Other income (expense), net                          110          212          365          355
                                                --------     --------     --------     --------
Income (loss) before taxes                        (1,225)         163       (5,695)        (742)
Income taxes                                          75            -          139            -
                                                --------     --------     --------     --------
Net income (loss)                               $ (1,300)    $    163     $ (5,834)    $   (747)
                                                ========     ========     ========     ========
Net income (loss) per share                     $  (0.12)    $   0.02    $  (0.56)   $   (0.08)
                                                ========     ========     ========     ========
Shares used in computing net income
(loss) per share                                  10,480       10,335       10,387        8,896
                                                ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
Cash flows from operating activities:
    Net loss                                                           $ (5,834)      $   (742)
    Adjustments to reconcile net loss to net cash used
      in operating
        activities:
        Depreciation and amortization                                       632            344
        Amortization of deferred compensation                                32             33
        Changes in operating assets and liabilities:
           Accounts receivable                                            2,988         (2,126)
           Prepaid expenses                                                (198)          (469)
           Accounts payable                                                (751)           676
           Accrued expenses                                                (128)           781
           Deferred revenue                                                 (50)           864
           Other liabilities                                               (100)             -
                                                                       --------       --------
                  Net cash used in operating activities                  (3,409)          (639)
                                                                       --------       --------

Cash flows from investing activities:
    Restricted cash                                                           -          2,000
    Purchase of property and equipment                                     (603)        (1,157)
    Purchase of short-term investments                                   (6,459)       (11,007)
    Sales/maturities of short-term investments                            7,021          3,432
    Other assets                                                            147             34
                                                                       --------       --------
                  Net cash provided by (used in)
                    investing activities                                    106         (6,698)
                                                                       --------       --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                              394         13,975
    Principal payments under capital lease obligations                     (156)          (216)
    Proceeds from (payment of) bank borrowings                               (7)           250
    Stockholder receivable note repayments (borrowings)                     265            (68)
                                                                       --------       --------
                  Net cash provided by financing activities                 496         13,941
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                     (2,807)         6,604

Cash and cash equivalents at beginning of period                          7,012            984
                                                                       --------       --------

 Cash and cash equivalents at end of period                            $  4,205       $  7,588

Supplemental disclosures:
    Cash paid during the period:
        Interest                                                       $     73       $     61
    Noncash investing and financing activities:
        Equipment acquired under capital lease obligations             $    110      $       -
                                                                       --------       --------
        Conversion of convertible preferred stock to common stock      $      -       $ 12,816
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

PER SHARE DATA

Net loss per share for the three and nine month periods ended September 30, 1997, is based on the weighted average common shares outstanding during each period.

Pro forma net income (loss) per share for the three and nine month periods ended September 30, 1996, was computed using net income (loss) and was based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as if converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all prior periods presented using the treasury stock method and the anticipated initial public offering price.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic and diluted net income (loss) per share will not differ materially from net income (loss) per share as presented in the accompanying consolidated financial statements.

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

The Company filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty, and their failure to report and pay to the Company fees they received for licensing the Company's products. The subcontractor filed cross-claims that appear to be substantially similar to those asserted in the New York Action. After a non-binding arbitrator award in favor of the Company, the parties settled both actions in September 1997.

(4)   REPRICING

In April 1997, the Company offered option holders under its stock option plans the opportunity to have outstanding unvested options repriced to the then current fair market value of the Company's common stock of $3.75 per share. Employees electing to have options repriced were required to accept an extension of their option vesting schedule. The other terms of the options remained unchanged. On April 28, 1997, the Company amended options to purchase 851,584 shares in order to reprice the options pursuant to this offer.

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

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended September 30, 1997. As the Company does not engage in derivative instruments, no further interim period disclosure has been provided.

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

The Company has experienced a reduction in revenues from the HP-UX product family ("NetJunction products") and associated services over the past several quarters which has resulted in operating losses. The Company believes the primary reason for reduced revenues is that small to mid-sized organizations are increasingly reluctant to make new investments in UNIX-based products. Those products appeal to larger organizations which have both the resources to manage UNIX applications and the need for the scalability and robustness of a UNIX solution. Smaller organizations and departments within larger organizations appear to be migrating to the Windows NT platform at a rapid pace. The Company believes that future NetJunction/UNIX projects will be limited to projects involving large organizations and will require significant consulting and integration. In response, the Company has realigned resources to place the NetJunction business in a dedicated business unit to better serve large organizations. The Company believes that a return to historic growth patterns will depend on market acceptance of its new Windows NT-based products as well as a continuing contribution from the NetJunction product line. With respect to the Windows NT-based products, Net Talk(TM), a directory/certificate server and multi-vendor e-mail coexistence solution, and the WorldSecure(TM) Client, a secure e-mail desktop plug-in, began shipping during the second quarter of 1997 and the WorldSecure(TM) Server began shipping during the third quarter of 1997. The Company's future revenue will depend increasingly on these new Windows NT messaging and internet security products. Further, revenue from these new Windows NT-based products will depend increasingly on the development of third party distribution channels and OEM relationships. In this regard, the Company entered into product distribution relationships with The Peapod Group plc. based in the United Kingdom, ASCII Something Good Corporation based in Japan and Security Dynamics Technologies, Inc. based in the United States (Distributors). Under the terms of these contracts, the Distributors will sell bundled versions of the Company's WorldSecure(TM) and Net Talk(TM) products. Approximately 27.4% of third quarter license revenue represented initial product shipments under one of these Distributor agreements. A key element of the Company's future revenue growth will be the ability of the Company's Distributors and resellers to sell the Company's products in volume. There can be no assurance that the Distributors and resellers will be successful in marketing these products.

The Company's Windows NT-based Internet security products will also place the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenues:


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------        ------------------
                                                   1997         1996         1997         1996
                                                  -----        -----        -----        -----
Revenue
  Software licenses                                67.4%        66.2%        56.2%        68.3%
  Maintenance, installation, and training          32.6         33.8         43.8         31.7
                                                  -----        -----        -----        -----
Total revenue                                     100.0        100.0        100.0        100.0

Cost of revenue
  Software licenses                                10.4          8.0         10.2          7.6
  Maintenance, installation, and training          21.1         15.5         28.8         16.6
                                                  -----        -----        -----        -----
Total cost of revenue                              31.5         23.5         39.0         24.2

Gross Margin                                       68.5         76.5         61.0         75.8
Operating expense
  Product development                              34.6         23.9         41.5         26.4
  Sales and marketing                              53.7         43.1         70.5         47.9
  General and administrative                       23.2         10.8         24.6         12.6
                                                  -----        -----        -----        -----
Total operating expense                           111.5         77.8        136.6         86.9

Operating loss                                    (43.0)        (1.3)       (75.6)       (11.1)
Interest and other income                           3.5          5.5          4.6          3.6
                                                  -----        -----        -----        -----
Income (loss) before taxes                        (39.5)         4.2        (71.0)        (7.5)

Income taxes                                        2.4          -            1.7          -
                                                  -----        -----        -----        -----

Net income (loss)                                 (41.9)%        4.2%       (72.7)%       (7.5)%
                                                  =====        =====        =====        =====

REVENUES

The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial license of its software products, as well as subsequent purchases to expand capacity or add additional functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. The Company has also received revenue associated with certain Distribution arrangements.

The Company's total revenues for the three and nine month periods ended September 30, 1997 were $3.1 million and $8.0 million, respectively, representing decreases of $771,000 or 19.9% and $1.8 million or 18.6% when compared to the same periods in 1996 and a quarterly increase of $841,000 or 37.2% when compared with the quarter ended June 30, 1997.

Software license revenues for the three and nine month periods ended September 30, 1997 were $2.1 million and $4.5 million, respectively, representing a decrease of $474,000 or 18.5% and $2.2 million or 33.0% when compared to the same periods in 1996 and a quarterly increase of $1 million or 97.8% when compared to the quarter ended June 30, 1997. The decreases in revenue from the same periods in 1996 are primarily due to the shift in product mix from NetJunction enterprise backbone system to Windows NT-based messaging and security products. The quarterly increase in revenue when compared to the quarter ended June 30, 1997 is primarily due to the initial shipments of the Company's WorldSecure product line through channel sales.

Approximately 27.4% of third quarter license revenue represented initial product shipments under one Distributor agreement.

Maintenance, installation and training revenues for the three and nine month periods ended September 30, 1997 were $1.0 million and $3.5 million, respectively, representing a decrease of $297,000 or 22.7% and an increase of $387,000 or 12.4% when compared to the same periods in 1996 and a quarterly decrease of $192,000 or 16.0% when compared to the quarter ended June 30, 1997. The increases in maintenance, installation and training revenues from the comparable periods in 1996 were attributable to an increase in the number of maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. The quarterly decrease in maintenance, installation and training revenues from the quarter ended June 30, 1997 was primarily attributable to weak NetJunction sales in the quarter ended June 30, 1997, which resulted in reduced consultant and integration services for the current quarter, along with an increase in the percentage of total revenue from the sale of Windows NT-based products which require less service and maintenance.

COST OF REVENUES

The Company's total costs of revenues for the three and nine month periods ended September 30, 1997 were $978,000 and $3.1 million, respectively, as compared to $910,000 and $2.4 million for the same periods in 1996 and $1.0 million for the quarter ended June 30, 1997, representing increases of 7.5% and 31.4% from the same periods in 1996 and a quarterly decrease of 3.9% from the quarter ended June 30, 1997.

Cost of product revenues, consisting of the costs of royalties paid to third party vendors, product media and duplication, packaging materials, and shipping expenses, were $322,000 and $821,000 for the three and nine month periods ended September 30, 1997, as compared to $309,000 and $751,000 for the same periods in 1996 and $217,000 for the quarter ended June 30, 1997, representing increases of 4.2%, 9.3% and 48.4%, respectively. The increases in cost of product revenues were attributable to the mix of royalty bearing software products, certain fixed price royalty arrangements with third party vendors, and other amortized costs related to packaging materials. The quarterly increase from the quarter ended June 30, 1997 was due to the increase in license revenue as the license costs fluctuate in direct proportion to license revenue.

Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $656,000 and $2.3 million for the three and nine month periods ended September 30, 1997, as compared to $601,000 and $1.6 million for the same periods in 1996 and $800,000 for the immediately preceding quarter ended June 30, 1997, representing increases of 9.2% and 41.6%, and a decrease of 18.0%, respectively. The increases from the same periods in 1996 were due to the significant expansion of the Company's customer service personnel across all categories, including consulting, support, and account management staff early in fiscal 1997, while the quarterly decrease from the quarter ended June 30, 1997 was due primarily to a reduction of headcount early in the quarter ended September 30, 1997.

PRODUCT DEVELOPMENT

Product development expenses consisted primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three and nine month periods ended September 30, 1997 were $1.1 million and $3.3 million as compared to $925,000 and $2.6 million for the same periods in 1996 and $1.2 million for the quarter ended June 30, 1997, representing increases of 16.1%, and 27.9% and a decrease of 8.0%, respectively. Product development expenses represented 34.6% of total revenues for the three month period ended September 30, 1997. The increases in absolute dollars in product development expenses from the comparable periods in 1996, were due to increased staffing and associated support costs of software engineers and consultants required primarily to expand product lines but secondarily to enhance the Company's existing product lines. The quarterly decrease in absolute dollars from the quarter ended June 30, 1997 was due primarily to headcount reductions during the quarter ended September 30, 1997. The quarterly decrease in product development expenses as a percentage of total revenues was attributable to the headcount reductions during the quarter ended September 30, 1997, the increase in revenues, as well as the fact that certain product development expenses do not fluctuate in direct proportion to total revenues.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses, and promotional expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 1997 were $1.7 million and $5.7 million, as compared to $1.7 million and $4.7 million for the same periods in 1996 and $2.2 million for the quarter ended June 30, 1997, representing a decrease of 0.2%, an increase of 19.8%, and a decrease of 23.9%, respectively. Sales and marketing expenses represented 53.7% of total revenues for the three month period ended September 30, 1997. The increase in absolute dollars from the comparable nine month period in 1996 was primarily the result of the expansion of the Company's marketing personnel and the launch of the Company's new Windows NT-based messaging and internet security products. The quarterly decrease from the quarter ended June 30, 1997 was due primarily to headcount reductions during the quarter ended September 30, 1997, as well as the fact that the quarter ended June 30, 1997 included higher than normal marketing expenses related to the launch of the Company's new Windows NT-based messaging and Internet security products. The quarterly decrease in sales and marketing expenses as a percentage of total revenues was attributable to the headcount reductions during the quarter ended September 30, 1997, the increase in revenues, as well as the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and executive management of the Company. General and administrative expenses for the three and nine month periods ended September 30, 1997 were $718,000 and $2.0 million as compared to $417,000 and $1.2 million for the same periods in 1996 and $657,000 for the quarter ended June 30, 1997, representing increases of 72.2%, 58.2% and 9.3%, respectively. General and administrative expenses represented 23.2% of total revenues for the three month period ended September 30, 1997. The increases in absolute dollars from the comparable periods in 1996 were attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business. A secondary factor for this increase in absolute dollars was the continuing amortization of goodwill related to the acquisition of Deming Software, Inc. which occurred in the fourth quarter of 1996, as well as legal expenses and other costs associated with the negotiation of new Distribution arrangements. The quarterly decrease in general and administrative expenses as a percentage of total revenues was attributable to the increase in revenue and the fact that certain general and administrative expenses do not fluctuate in direct proportion to total revenues.

The Company's headcount increased rapidly from July 1996 through March 1997, as the Company continued to make strategic investments in product development and distribution channels. These strategic investments were made to meet the anticipated increase in demand for technical services following the license revenue growth in 1996 for the UNIX-based NetJunction products, as well as to build the Company's Windows NT-based products. The Company reduced its headcount in July 1997 due to the weakened UNIX-based NetJunction sales for the six month period ended June 30, 1997.

NET INTEREST INCOME

Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income for the three and nine month periods ended September 30, 1997 was $110,000 and $365,000, as compared to $212,000 and $355,000 for the same periods in 1996 and $135,000 for the quarter ended June 30, 1997. The changes in net interest income for the comparable periods in 1996, as well as from the quarter ended June 30, 1997 were primarily attributable to decreases in the Company's average cash and cash equivalent and short-term investment balances, coupled with interest rate fluctuations during the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

In April 1996, the Company completed its initial public offering of 2.1 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At September 30, 1997 the Company had cash and cash equivalents of $4.2 million, short-term investments of $5.5 million and working capital of $7.0 million.

The Company has a $2.0 million bank line of credit, which expires on January 7, 1998. As of September 30, 1997, the Company had utilized $243,000 of its available line of credit.

Net cash used in operating activities amounted to $3.4 million for the nine month period ended September 30, 1997 and was comprised principally of the Company's net loss of $5.8 million, decreases in accounts payable, accrued expenses, deferred revenue, and other liabilities of $1.2 million and an increase in prepaid expenses of $198,000, offset by a decrease in accounts receivable of $3.0 million and depreciation and amortization of $664,000.

Net cash provided by investing activities amounted to $106,000 for the nine month period ended September 30, 1997, which included maturities of short-term investments of $7.0 million and an increase in other assets of $147,000, offset by the purchase of short-term investments of $6.5 million and $603,000 for purchases of property and equipment. The Company currently has no significant capital commitments for the remainder of fiscal 1997.

Net cash provided by financing activities amounted to $496,000 for the nine month period ended September 30, 1997 which included repayments of stockholder receivables of $265,000 and net proceeds from the issuance of common stock of $394,000, offset by principal payments under capital lease obligations of $156,000.

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

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $22.8 million as of September 30, 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two-weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter, particularly due to delay in the timing or loss of large orders, could result in substantial fluctuations from period to period. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, variations in the mix of the Company's license products, and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1997. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

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

The Company believes that its success is also dependent upon the successful completion, introduction and market acceptance of its Window NT-based products. In this regard, it should be noted that a significant percentage of revenue reported in the third quarter of 1997 was derived from the Company's WorldSecure(TM) product family. Further, the Company expects that future revenue growth will depend largely on increased sales of WorldSecure(TM) products. There are a number of factors which must be addressed for the Company's products to achieve broad market acceptance. These factors include performance, functionality, interoperability, price and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company failing to achieve broad market acceptance of its products which could have a material adverse effect on the Company's future revenue growth.

The Company anticipates that its marketing strategy of its Windows NT-based products will in the future depend more significantly on distribution by third party Distributors, VARs and OEMs, and on managing the distribution channel. There can be no assurance that expansion of the Company's channel sales efforts will succeed or that such expansion will result in increased sales. If the channel sales efforts fail, the Company's business, operating results and financial condition could be materially and adversely affected.

International sales accounted for 37.6% of the Company's total sales for the three month period ended September 30, 1997, compared to 20.1% for the same quarter in 1996 and 8.7% for the immediately preceding quarter ended June 30, 1997. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and result of operations.


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

The Company filed a counterclaim against the subcontractor for amounts paid to the subcontractor in excess of that called for by the subcontractor agreement. In addition, the Company filed a separate action in California state courts against both the subcontractor and its principal, setting forth claims for breach of contract, conversion, fraud, breach of fiduciary duty, and their failure to report and pay to the Company fees they received for licensing the Company's products. The subcontractor filed cross-claims that appear to be substantially similar to those asserted in the New York Action. After a non-binding arbitrator award in favor of the Company, the parties settled both actions in September 1997.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed as part of this report:

      10.01 Separation, Consulting and Release Agreement dated July 23, 1997 between Mark A. Jung and the Registrants**

      10.02 Settlement, Consulting and Release Agreement dated July 15, 1997 between Christopher Andrews and the Registrants**

      10.03 Settlement, Consulting and Release Agreement dated July 15, 1997 between Steven Goldner and the Registrants**

      11.1     Statement re: Computation of Net Income (Loss) per Share

      27.1     Financial Data Schedule

** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been omitted from the public filing and have been filed separately with the Securities and Exchange Commission.


(b) Reports on Form 8-K:

               No reports were filed during the three month period ended September 30, 1997.

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WORLDTALK COMMUNICATIONS CORPORATION




Date: November 14, 1997         By:    /s/ STEPHEN R. BENNION
                                    ----------------------------------------
                                      Stephen R. Bennion
                                      Executive Vice President, Finance and
                                      Administration and Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

 Exhibit Index:                                                                        Page
 --------------                                                                        ----
      10.01    Separation, Consulting and Release Agreement dated July 23, 1997
               between Mark A. Jung and the Registrants**                               18

      10.02    Settlement, Consulting and Release Agreement dated July 15, 1997
               between Christopher Andrews and the Registrants**                        24

      10.03    Settlement, Consulting and Release Agreement dated July 15, 1997
               between Steven Goldner and the Registrants**                             29

      11.1     Statement re: Computation of Net Income (Loss) per Share                 34

      27.1     Financial Data Schedule                                                  35

** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been omitted from the public filing and have been filed separately with the Securities and Exchange Commission.