Form 10-K405
period 1997-12-31
WORLDTALK COMMUNICATIONS CORP
filed 1998-03-31
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            5155 OLD IRONSIDES DRIVE
                         SANTA CLARA, CALIFORNIA 95054
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

                                 (408) 567-1500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on February 27, 1998, as reported by the Nasdaq National Market was approximately $20,728,704.

     The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on February 27, 1998 was 10,527,790 shares.

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held on June 12, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Readers should pay particular attention to the risk factors described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," and particularly under the heading "Additional Factors That May Effect Future Results". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q filed by the Company in 1997, any current Reports on Form 8-K filed by the Company and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

INTRODUCTION

     Worldtalk Communications Corporation, and its subsidiary (collectively "Worldtalk" or the "Company") is an Internet security company focused on providing e-mail security and policy management solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch.

     During 1996, Worldtalk initiated a major product development program to leverage the Company's technology base and expertise in UNIX-based e-mail connectivity backbones and directory services to develop new Windows NT based Internet e-mail security and connectivity products. These products, WorldSecure Server and NetTalk, were released in 1997. During 1997, the Company experienced a more rapid decline in its UNIX-based NetJunction product than had been anticipated at the end of 1996. The Company believes that this was caused by a combination of factors. These included a more rapid market shift from UNIX-based systems to Windows NT-based systems and the desire of organizations to utilize Internet standards-based technology to build corporate intranets in place of private, proprietary network backbones. As a result, the Company experienced a 20.3% decline in revenue compared to 1996 and significant operating losses. The Company's results improved by the fourth quarter of 1997 as a result of increased revenue from the new Windows-NT based products and the implementation of effective cost control measures. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

     The Company has experienced a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to the majority of software license revenue coming from Windows NT-based e-mail security and connectivity products in 1997. By the second half of 1998, the Company anticipates that most of its development and marketing efforts will be focused on the Windows NT-based security products. The Company also plans to continue maintaining and supporting its NetJunction product line and believes that there may be a continuing revenue stream from this activity for a limited time in the future. Although the Company believes that the NetJunction product line may continue to be viable in the marketplace, the Company plans to utilize its resources to exploit the Internet security market.

     During 1998 and beyond, the Company expects to deploy resources to support its reseller channel strategy and anticipates that an increasing percentage of revenue will be derived from those channels.

E-MAIL SECURITY

     Worldtalk believes that business communications at all levels will increasingly utilize the Internet to conduct day-to-day business communications. The Company also believes that the majority of such communication will be made via e-mail. Industry analysts estimate that e-mail accounts for about 70% of network traffic.

     Unfortunately e-mail communication is not completely secure. Over the past few years, the network firewall has served as the dominant solution to protect networks from external attacks. But it has failed to fully protect e-mail applications. This has made organizations vulnerable to attack from many external sources. These organizations are equally vulnerable to malicious and non-malicious attacks from inside their networks, since important corporate information such as business plans, financial information, marketing and engineering documents and other intellectual property can leave the organization with the simple click of a mouse.

     Today, organizations are increasingly concerned about confidential information, which can be publicly exchanged by employees via e-mail. Further, certain industries are required by governmental and industrial regulatory agencies to control, monitor and archive e-mail traffic. Law firms are concerned about issues relating to attorney-client privilege and health care firms are concerned about confidential patient information. Organizations are also increasingly concerned about potential liability and other problems associated with the introduction of undesirable material from the Internet, as well as unwanted SPAM e-mail, which can cripple networks. The Company believes that e-mail security and policy management improvement are key elements of realizing the productivity and cost-savings advantages available through the use of e-mail over the Internet. Worldtalk refers to this type of e-mail as "business-grade e-mail."

THE WORLDTALK SOLUTION

     Worldtalk's products are aimed at providing a complete security and policy management solution for e-mail systems allowing organizations to expand the reach of their messaging systems and provide the necessary safety needed to exchange e-mail across intranets, extranets and the public Internet. Worldtalk solutions protect e-mail communication while attempting to guarantee privacy, integrity and non-repudiation. Worldtalk solutions also provide the needed directory and messaging connectivity to establish secure e-mail backbones.

     Worldtalk's innovative WorldSecure product family offers organizations an e-mail firewall and policy management engine to enforce e-mail access, security and encryption policies. Worldtalk's software products are complemented by its Professional Services Organization (PSO) which offers a complete package of consulting, custom engineering, training and educational services to meet customer needs from initial planning and network design to system testing and production implementation.

     Worldtalk's current product offerings include:

     WorldSecure Server -- The E-mail Firewall. WorldSecure Server consolidates several security countermeasures such as encryption and digital signature, access and content control, virus detection and protection, and archival functions. WorldSecure also provides a management interface to define and manage e-mail security and encryption policies.

     WorldSecure Client -- The Desktop to Desktop E-mail Security Solution. WorldSecure Client provides S/MIME-based e-mail encryption and digital signature for e-mail applications. Using the emerging S/MIME standards (endorsed by RSA, Netscape, Microsoft, Worldtalk and VeriSign, among others), WorldSecure Client encrypts and digitally signs e-mail messages to help ensure the authenticity and privacy of the messages. Originators can gain assurance that only the intended recipient(s) can read the message and recipients can validate that the message is from the stated originator.

     NetTalk -- The Intranet E-mail and Directory Solution. NetTalk provides messaging and directory connectivity between different e-mail systems. It also provides storage of X.509 digital certificates for security applications. A digital certificate is a password-protected, encrypted data file that includes the name of the holder and other identification information, a public key that can be used to verify the digital signature, the name of the issuer or certification authority and the certificate's validity period.

     NetJunction -- The UNIX-based Enterprise Level Backbone and Directory Solutions. NetJunction allows organizations to integrate all their proprietary e-mail and directory applications and provide consolidated access to the Internet and X.400 VANs.

SALES CHANNELS

     The Company's objective is to develop multiple channels of distribution worldwide for its products. The Company has designed its distribution strategy to address the specific requirements of small companies, departments and large enterprises and matches the sales and distribution channels to each of the Company's software product offerings. Historically, the Company has relied primarily on its direct sales and service organization for the license and installation of its products in North America. For international sales, the Company has entered into non-exclusive distribution relationships with a number of international distributors. In the future, the Company expects to utilize resellers to a greater extent than in prior years. The Company's WorldSecure and NetTalk products require significantly less consulting, integration and support than the Company's NetJunction products. The Company believes, therefore, that these products will appeal to various reseller channels. Of particular note, the Company entered into reseller arrangements with Security Dynamics Technologies, Inc. (SDTI), worldwide, ASCII Something Good Corporation (ASCII), in Japan and The Peapod Group (Peapod) in Europe during 1997. In addition, the Company recruited a number of VARs and other third-party resellers and plans to expand these relationships in order to maximize sales of its new Windows NT products. The Company also markets and sells its products through its telesales organization.

     The Company's direct sales force primarily targets medium to large-sized organizations with enterprise-wide LAN implementations, across all vertical markets. These organizations represent significant sales opportunities for the Company's current and future products. The direct sales process involves the generation of leads through a combination of industry trade show participation, direct mail and telemarketing programs, requests for proposals from prospects or customer and channel referrals. The field sales force conducts multiple presentations and demonstrations of the Company's products to management at the customer's site. During 1997, the direct sales force has begun working with the resellers noted above, as well as other VARs and systems integrators to sell the Company's Windows NT-based WorldSecure and NetTalk products. Typical sales cycles range from several weeks to six months, but may be significantly longer for very large sales. At times, potential customers enter into 30-day evaluation agreements with the Company, during which time the customer can evaluate the software without charge. The Company also sells software upgrades and annual maintenance agreements directly to customers, as well as through its international distributors.

     During 1997, the Company utilized the Internet in a significant way to market its Windows NT NetTalk and WorldSecure products. Potential customers can now download 30-day evaluation copies of these products from the Company's web site. Additionally, an increasing percentage of sales during 1997 came from the Company's telesales group working in a team approach with the Company's direct sales force.

     The Company also targeted three key vertical market segments during 1997: the legal industry, healthcare organizations and financial institutions for sales of the Company's Windows NT products. The Company believes that those vertical market segments are among the first to see the need for e-mail Internet/intranet security and policy management products.

INTERNATIONAL SALES

     International sales, which are denominated in U.S. dollars, accounted for 28%, 24% and 14% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company has entered into distribution relationships with a number of international distributors who do not have exclusive territories, although, the reseller arrangements with both SDTI and ASCII have certain exclusivity features. These distributors provide system installation, technical support and systems integration services, as well as follow-on first-line support to local customers. The Company expanded its international sales by establishing a more extensive network of international distributors, entering into agreements with third parties to provide customer service and support internationally and develop localized versions of its products during 1997. ASCII accounted for 10.2% of the Company's total revenues in 1997. No other single international distributor or OEM accounted for greater than 10% of the Company's revenues in 1997, 1996 or 1995.

MARKETING

     The Company uses its direct sales force, its internal telesales organizations and resellers, in combination with a variety of marketing programs, to stimulate demand for its software products. The Company seeks to build awareness of its products through participation in industry trade shows and conferences, publication of technical articles in the trade press and communication with its installed base of customers. These programs are focused on target markets and are supplemented by selected VARs, systems integrators and international OEMs. In addition, the Company has developed domestic and international co-marketing programs with key strategic partners designed to take advantage of their complementary marketing capabilities. As noted above, the Company launched a major vertical market initiative in the legal, healthcare and financial industry segments during 1997. As of December 31, 1997, the Company had 12 full-time personnel employed in sales and 10 full-time personnel employed in marketing.

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

     Maintenance and support contracts, which are typically for twelve months, are offered concurrently with the initial license of a Company product. These contracts may be renewed annually and are generally priced at a fixed 15% to 20% of the list price of the licensed software. In addition, per-incident and service pack pricing is available for the NetTalk and WorldSecure products. The Company also offers customer support 24 hours a day, seven days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to the standard fee.

     The Company believes that customer support revenue will decline as a percentage of total revenue during 1998 and beyond as the Company's new Windows NT-based products require significantly less maintenance and support than the more complex NetJunction products.

STRATEGIC RELATIONSHIPS

     The Company believes that strategic relationships with other technology vendors and channels of distribution are important to the Company's business. Accordingly, the Company has entered into strategic relationships with various companies such as SDTI, ASCII, Peapod, ICL, Inc., RSA Data Security, VeriSign, Inc. and Trend Micro, Inc. The Company plans to continue and to expand the utilization of strategic technology licensing, marketing, distribution and other business partnerships in the future.

PRODUCT DEVELOPMENT

     Since its inception, Worldtalk's product development efforts have focused on developing a stable and robust core technology, such as the Worldtalk directory and the surrounding architecture. Beginning in 1996, the Company began a major product initiative to leverage its core technology to develop innovative Internet e-mail security products. To accelerate this goal, the Company acquired Deming Software, Inc. in November of 1996. Deming has significant expertise in the area of cryptography and has played a key role in the development of the WorldSecure product family.

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

     The Company continues to leverage its technical expertise and product innovation capabilities to address user requirements for Internet e-mail security products. While UNIX/NetJunction products have historically been the core of the Company's business, the Company's new Windows NT-based Internet e-mail security and connectivity products, which accounted for approximately 80% of software license revenue in the fourth quarter of 1997. The Company believes that this represents a positive trend relative to its product strategy and direction.

     As of December 31, 1997, the Company had 27 full-time personnel employed in product development. During 1997, 1996 and 1995, product development expenses were $4.3 million, $3.6 million and $2.4 million, or 37.9%, 25.1% and 36.0% of total revenues, respectively.

COMPETITION

     The market for the Company's products is intensely competitive and subject to rapid change. The enterprise security market is targeted by various products and solutions that compete with Worldtalk's e-mail security solutions. These include products offered by Network Associates, Inc. and Integralis Technology, Ltd.. The Company believes that its Windows NT product family competes favorably with those products. With respect to the Company's NetJunction business, the Company encounters competition principally from Control Data Systems, Inc. and ISOCOR. The Company also anticipates competition in the future from other companies in the enterprise security market as that industry continues to grow.

     The Company believes that the competitive factors affecting the market for the Company's products and services include: product functionality and features; product quality, performance and price; ease of product integration with disparate e-mail and groupware solutions; quality of customer support services, customer training and documentation; hardware platforms supported; vendor and product reputation; and the strength of sales channels. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

     Many of the Company's current and potential competitors have longer operating histories; significantly greater financial, technical, product development and marketing resources; greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company. They may also be able to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and license of their products than the Company.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's future success is dependent upon its proprietary software technology. In addition, the Company licenses certain key technology from other companies. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures, to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel as well as new product developments and enhancements, are essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers. The Company limits access to and distribution of its software, documentation and other proprietary information. Much of the Company's software is shipped with a software security lock, which initially limits software access to authorized users. In addition, the Company restricts third party access to its source code, except in connection with source code escrow arrangements. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. The loss of any significant third-party license or the inability to license additional technology as required, could have a material adverse effect on the Company's results of operations until such time as the Company could replace such technology.

EXPORT LICENSE REQUIREMENTS

     Export of the Company's WorldSecure product family is restricted by various United States laws and regulations governing the export of encryption technology administered principally by the United States Department of Commerce, Bureau of Export Administration. The Company currently holds approved export licenses for 40-bit encryption for general export with the exclusion of certain industries and countries and for 128-bit encryption for 25% or more owned subsidiaries of United States companies with the exclusion of certain industries and certain countries. The Company is currently in the process of applying for an export license for 56-bit general export. The Company is also responsible for monitoring customer compliance with these laws and regulations. Failure to obtain necessary export license approval or future adverse changes in United States government policy relative to the export of encryption technology could materially decrease the Company's ability to compete in foreign markets thereby adversely affecting revenue.

YEAR 2000 COMPLIANCE

     The Company believes that its products are or will be compliant with customer requirements for operations through the year 2000 and beyond. Many customers require such certification and warranties before purchasing products. Failure of the Company's products to function through the year 2000 could cause material liabilities to the Company to correct such defects. The Company does not believe that any significant internal systems will be adversely affected by the transition to years following 1999.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 80 employees, of whom 22 were engaged in sales and marketing, 27 in research and development, 19 in professional services and technical support and 12 in administration, finance, MIS and operations. The Company's employees are not represented by labor unions, nor are they generally bound by employment or noncompetition agreements or covered by key-person life insurance policies. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     The Company intends to continue to hire sales, marketing and engineering personnel in the future. Competition for such personnel is intense, and there can be no assurance that the Company can hire and retain qualified personnel in the future. If the Company is unable to hire required personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

ITEM 2. PROPERTIES

     The Company's headquarters is located in Santa Clara, California, which houses product development, sales, technical support and administrative operations in approximately 30,000 square feet of space. This facility is under lease through September 2005.

     The Company has leased sales offices in San Ramon, California; Chicago, Illinois; New York, New York; and McLean, Virginia. The Company, through its subsidiary, Deming Software, also has a leased engineering office in Bellevue, Washington.

ITEM 3. LEGAL PROCEEDINGS

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "WTLK" since the Company's initial public offering in April 1996. The following table sets forth, for the periods indicated the range of high and low bid information for the Company's Common Stock for 1997 and 1996.

                                                   HIGH    LOW
                                                   ----    ---
1996:
Second Quarter...................................   15       8 1/4
Third Quarter....................................   12 1/2   6 7/8
Fourth Quarter...................................   15       7
1997:
First Quarter....................................   10 1/4   6
Second Quarter...................................    7       3 1/8
Third Quarter....................................    8 1/8   3 3/8
Fourth Quarter...................................    8 1/8   3 1/8

     As of February 27, 1998, there were approximately 114 holders of record of the Company's Common Stock. The number of record holders does not include those beneficial owners who hold in street or nominee name. When such beneficial owners are included, the Company believes the number of shareholders exceeds 500.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. The Company's bank prohibits the payment of dividends without the bank's written consent. See Item 8 "Financial Statements and Supplemental Data, Note (6) of Notes to Consolidated Financial Statements."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the last five fiscal years has been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                           YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------
                                               1997      1996         1995      1994      1993
                                              -------   -------      -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenue...............................  $11,327   $14,205      $ 6,705   $ 4,392   $ 1,958
Total cost of revenue.......................    3,991     3,438        1,828     1,552       997
Gross profit................................    7,336    10,767        4,877     2,840       961
Total operating expense.....................   14,361    16,547        8,548     6,674     3,865
Net loss....................................  $(6,700)  $(5,240)(1)  $(3,640)  $(3,903)  $(2,922)
Basic and diluted loss per share............  $ (0.65)  $ (0.68)(2)  $ (3.59)  $ (1.92)  $(66.41)
Shares used in computing basic and diluted
  loss per share............................   10,355     7,669        1,014     2,038        44
Pro forma(3) net loss per share.............       --   $ (0.57)     $ (0.48)       --        --
Shares used in computing pro forma(3) net
  loss per share............................       --     9,175        7,607        --        --

                                                             AS OF DECEMBER 31,
                                             ---------------------------------------------------
                                              1997       1996          1995      1994      1993
                                             -------   --------      --------   -------   ------
BALANCE SHEET:
Working capital (deficit)..................  $ 6,574   $ 12,581      $    801   $(1,192)  $ (187)
          Total assets.....................   17,265     21,719         5,727     2,170    1,792
Redeemable convertible preferred stock.....       --         --        12,816     2,342       --
Stockholders' equity (deficit).............  $ 8,656   $ 14,396      $(11,405)  $(3,058)  $  180

---------------
(1) Includes in-process research and development of $4.5 million and Deming-related integration expenses of $279,000.

(2) Exclusive of the expenses noted in footnote (1) above, net loss per share would have been ($.06).

(3) Includes preferred stock using the if-converted method.

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

     The Company is an Internet security company focused on providing e-mail security and policy management solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch. During 1996, Worldtalk initiated a major product development program to leverage the Company's technology base and expertise in UNIX-based e-mail connectivity backbones and directory services to develop new Windows NT-based Internet e-mail security and connectivity products. These products, WorldSecure Server and NetTalk, were released in 1997. During 1997, the Company experienced a more rapid decline in its UNIX-based NetJunction product than had been anticipated at the end of 1996. The Company believes that this was caused by a combination of factors. These included a more rapid market shift from UNIX-based systems to Windows NT-based systems and the desire of organizations to utilize Internet standards-based technology to build corporate intranets in place of private, proprietary network backbones. As a result, the Company experienced a 20.3% decline in revenue compared to 1996 and significant operating losses in 1997. The Company's results improved by the fourth quarter of 1997 as a result of increased revenue from the new Windows-NT based products and the implementation of effective cost control measures.

     The Company has experienced a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to the majority of software license revenue coming from Windows NT-based e-mail security and connectivity products in 1997. However, a significant portion of the revenue reported from these products during the fourth quarter came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. During each quarter of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable pre-paid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from another reseller. The realization of revenue in excess of the non-refundable prepaid amount noted above, will depend on the success of these resellers in the marketplace. The Company believes that a return to profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Further revenue from these new Windows NT-based products will depend increasingly on the success of third-party reseller channels. In this regard, the Company entered into product distribution relationships in 1997 with Peapod based in the United Kingdom, ASCII based in Japan, SDTI based in the United States and various other resellers in the United States and in foreign markets. A key element of the Company's future revenue growth will be the ability of the Company's resellers to sell the Company's products in volume. There can be no assurance that the Company's resellers will be successful in marketing these products.

     By the second half of 1998, the Company anticipates that most of its development and marketing efforts will be focused on the Windows NT-based security products. The Company also plans to continue maintaining and supporting its NetJunction product line and believes that there may be a continuing revenue stream from this activity for a limited time in the future. Although the Company believes that these products may continue to be viable in the marketplace, the Company plans to utilize its resources to exploit the Internet security market.

     During 1998 and beyond, the Company expects to deploy resources to support its reseller channel strategy and anticipates that an increasing percentage of revenue will be derived from those channels.

     The Company's Windows NT-based Internet security and policy management products will also place the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1997      1996      1995
                                                      ------    ------    ------
Revenue:
  Software licenses.................................   60.6%     68.4%     62.8%
  Maintenance, installation and training............   39.4      31.6      27.9
  Software development contracts....................     --        --       9.3
                                                      -----     -----     -----
          Total revenue.............................  100.0     100.0     100.0
                                                      -----     -----     -----
Cost of revenue:
  Software licenses.................................    9.1       7.6       3.5
  Maintenance, installation and training............   26.1      16.6      18.4
  Software development contracts....................     --        --       5.4
                                                      -----     -----     -----
          Total cost of revenue.....................   35.2      24.2      27.3
                                                      -----     -----     -----
Gross margin........................................   64.8      75.8      72.7
                                                      -----     -----     -----
Operating expenses:
  Product development...............................   37.9      25.1      36.0
  Sales and marketing...............................   65.1      47.5      70.9
  General and administrative........................   23.8      12.2      20.5
  Purchased research and development................     --      31.7        --
                                                      -----     -----     -----
          Total operating expense...................  126.8     116.5     127.5
                                                      -----     -----     -----
          Operating loss............................  (62.0)    (40.7)    (54.8)
Other income (expense), net.........................    4.5       3.8       0.5
                                                      -----     -----     -----
          Loss before income taxes..................  (57.5)    (36.9)    (54.3)
Income taxes........................................    1.6        --        --
                                                      -----     -----     -----
          Net loss..................................  (59.1)%   (36.9)%   (54.3)%
                                                      =====     =====     =====

REVENUES

     The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial licenses of its software products, as well as subsequent purchases to expand capacity or add functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. The Company also reported revenue from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers.

     The Company's total revenues historically have been higher in the fourth quarter of each fiscal year than in the first quarter of the following fiscal year. The Company's management believes that this may continue for the foreseeable future and may intensify depending upon a variety of factors including the timing of new product introductions by the Company.

     The Company's total revenues were $11.3 million in 1997 as compared to $14.2 million in 1996 and $6.7 million in 1995, representing a decrease of 20.3% from fiscal 1996 to fiscal 1997 and an increase of 111.9% from fiscal 1995 to fiscal 1996.

     Software license and software development revenues were $6.9 million in 1997 as compared $9.7 million in 1996 and $4.8 million for 1995, representing a decrease of 29.4% from fiscal 1996 to fiscal 1997 and an increase of 100.9% from fiscal 1995 to fiscal 1996. The decrease in software license and software development revenues from fiscal 1996 to fiscal 1997 was primarily due to the decline in sales of NetJunction enterprise backbone products which was not offset rapidly enough by increased sales of the Company's new Windows NT-based products, WorldSecure and NetTalk. The increase in software license and software development revenues from fiscal 1995 to fiscal 1996 was attributable to increased sales volumes while average selling prices stayed constant, and also as a result of increased market acceptance of the Company's product offerings, offset by decreases in software development revenue as the Company transitioned out of that line of business.

     Maintenance, installation and training revenues were $4.5 million in 1997 as compared to $4.5 million in 1996 and $1.9 million in 1995, representing no change from fiscal 1996 to fiscal 1997 and an increase of 140.2% from fiscal 1995 to fiscal 1996. Maintenance, installation and training revenue for fiscal 1997 was consistent with fiscal 1996 due to an increase in the number of maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. This increase was offset by weak NetJunction sales in the second half of fiscal 1997, which resulted in reduced consulting and integration services for the same period, along with an increase in the percentage of total revenue from the sale of Windows NT-based products which require less consulting and maintenance. The increase in maintenance, installation and training revenues from fiscal 1995 to fiscal 1996 was attributable to maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services. The Company expects that maintenance, installation and training revenues will decline as a percentage of revenue in the future as the Company increases sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

COST OF REVENUES

     The Company's total cost of revenues was $4.0 million in 1997 as compared to $3.4 million in 1996 and $1.8 million in 1995, representing increases of 16.1% and 88.1% from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, respectively.

     Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $1.0 million in 1997, as compared to $1.1 million in 1996 and $596,000 for 1995, representing a decrease of 5.2% from fiscal 1996 to fiscal 1997 and an increase of 81.7% from fiscal 1995 to fiscal 1996. The slight decrease from fiscal 1996 to fiscal 1997 was due to the decrease in license revenues, as the license costs fluctuate in direct proportion to license revenues. This decrease was offset by certain fixed price royalty arrangements with third-party vendors and other amortized costs related to packaging materials, which do not fluctuate in direct proportion to license revenues. The increase from fiscal 1995 to fiscal 1996 was due principally to the mix of sales of royalty bearing software products and to the higher sales volume in 1996.

     Maintenance, installation and training costs consist principally of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $3.0 million in 1997 as compared to $2.4 million in 1996 and $1.2 million in 1995, representing increases of 25.9% and 91.2% from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, respectively. These increases were due to the significant expansion of the Company's customer service personnel across all categories, including consulting, support and account management staff, offset by the Company's later reduction of headcount early in the second half of 1997. The Company expects that maintenance, installation and training costs will decline as a percentage of revenue in the future, as the Company increases sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

PRODUCT DEVELOPMENT

     Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses are incurred for the research, design and development of new products, enhancements of existing products and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were $4.3 million in 1997 as compared to $3.6 million in 1996 and $2.4 million in 1995, representing increases of 20.5% and 47.5% from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, respectively. Product development expenses represented 37.9%, 25.1% and 36.0% of total revenues for fiscal 1997, 1996 and 1995, respectively. The increases in absolute dollars in product development were due to increased staffing and associated support costs of software engineers and consultants required primarily to expand product lines but secondarily to enhance the Company's existing product lines. The fluctuations in product development expenses as a percentage of total revenues were attributable to the fluctuations in revenues for the respective periods and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses and promotional expenses. Sales and marketing expenses were $7.4 million in 1997 as compared to $6.8 million in 1996 and $4.8 million in 1995, representing increases of 9.3% and 41.9% from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, respectively. Sales and marketing expenses represented 65.1%, 47.5% and 70.9% of total revenues for fiscal 1997, 1996 and 1995, respectively. The increases in absolute dollars were primarily the result of the expansion of the Company's marketing personnel and the launch of the Company's new Windows NT-based e-mail security and policy management products. The fluctuations in sales and marketing expenses as a percentage of total revenues were attributable to the fluctuations in revenues for the respective periods and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $2.7 million in 1997 as compared to $1.7 million in 1996 and $1.4 million in 1995, representing increases of 55.2% and 25.9% from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, respectively. General and administrative expenses represented 23.8%, 12.2% and 20.5% of total revenues for fiscal 1997, 1996 and 1995, respectively. The increases in absolute dollars were attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business, which included public company related expenses. A secondary factor for this increase in absolute dollars was the continuing amortization of goodwill related to the acquisition of Deming Software, Inc. which occurred in the fourth quarter of 1996, as well as legal expenses and other costs associated with the negotiation of new reseller arrangements. The fluctuations in general and administrative expenses as a percentage of total revenues were attributable to the fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will continue to increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

     The Company's headcount increased rapidly from July 1996 through March 1997, as the Company continued to make strategic investments in product development and distribution channels. These strategic investments were made to meet the anticipated increase in demand for technical services following the license revenue growth in 1996 for the UNIX-based NetJunction products, as well as to develop and launch the Company's Windows NT-based products. The Company reduced its headcount in the second half of 1997 due to the weak UNIX-based NetJunction sales in the first half of 1997 and the transition of the Company's business model to accommodate the new Windows NT-based e-mail security and policy management products.

PURCHASED RESEARCH AND DEVELOPMENT

     In November 1996, the Company acquired Deming Software, Inc. for a total purchase price of approximately $4.8 million of which $4.5 million was allocated to purchased research and development. For allocation of the purchase price, see
Item 8 "Financial Statements and Supplemental Data, Note (2) of Notes to Consolidated Financial Statements."

NET INTEREST INCOME

     Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income was $508,000, $544,000 and $31,000 for fiscal 1997, 1996 and 1995, respectively. The fluctuations in net interest income from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996 were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1996, the Company completed its initial public offering of 2.1 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At December 31, 1997, the Company had cash and cash equivalents of $4.7 million, short-term investments of $6.4 million and working capital of $6.6 million.

     The Company has a $2.0 million bank line of credit, which expired on January 9, 1998. As of March 31, 1998 the Company had not yet renewed this line of credit agreement. As of December 31, 1997, the Company had utilized $243,000 of its available line of credit.

     Net cash used in operating activities amounted to $2.5 million in 1997, which was comprised principally of the Company's net loss of $6.7 million, decreases in accounts payable, accrued expenses, and other liabilities of $1.2 million and an increase in prepaid expenses of $313,000, offset by an increase in deferred revenue of $2.5 million, a decrease in accounts receivable of $2.5 million and depreciation and amortization of $745,000.

     Net cash used in investing activities amounted to $661,000 in 1997, which included maturities of short-term investments of $7.0 million and an increase in other assets of $247,000, offset by the purchase of short-term investments of $7.4 million and $520,000 for purchases of property and equipment. The Company currently has no significant capital commitments for fiscal 1998.

     Net cash provided by financing activities amounted to $810,000 in 1997 which included repayments of stockholder receivables of $265,000, net proceeds from the issuance of common stock of $653,000, proceeds from bank borrowings of $243,000, offset by principal payments under capital lease obligations of $351,000.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $23.7 million as of December 1997. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

     The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations from period to period. The Company anticipates that its marketing strategy of its Windows NT-based products will, in the future, depend more significantly on distribution by third-party resellers and on managing the distribution channel. In addition, significant revenue was reported during the second half of 1997 from non-refundable minimum commitments from two large resellers which do not directly reflect sales to end-users. During each quarter of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable pre-paid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from another reseller. The realization of revenue in excess of the non-refundable prepaid amount noted above, will depend on the success of these resellers in the marketplace. The Company believes that a return to profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Failure of the Company's resellers to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers will be successful in marketing the Company's products. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's future operating results are significantly dependent upon market acceptance of its new Windows NT-based e-mail security and policy management products. The Company believes that the introduction of these new products and the development of new sales channels during the second and third quarters of fiscal 1997 began the process of restoring the Company to a pattern of growth. However, there can be no assurance that the Company will be successful in this regard in the future.

     There are a number of factors that must be addressed for the Company's products to achieve broad market acceptance. These factors include performance, functionality, interoperability, price and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company failing to achieve broad market acceptance of its products, which could have a material adverse effect on the Company's future revenue growth.

     International sales accounted for 28% of the Company's total sales in 1997, compared to 24% in 1996 and it is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export licenses from the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements which must be assumed by the Company. Export of "strong encryption" products requires that the Company comply with certain key recovery requirements imposed by the United States government. There is no assurance that the Company will be successful in obtaining additional licenses. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. Recently Network Associates, a competitor, announced that it would allow its Dutch subsidiary to begin selling an international version of a strong encryption program, which it maintains does not require a Department of Commerce approved export license. To the extent that Network Associates is successful with this position, other companies, including Worldtalk, would be at a competitive disadvantage in foreign markets for some period of time, possibly resulting in lower than anticipated sales. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Index to Consolidated Financial Statements:
Report of Independent Auditors..............................   18
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   19
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   20
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1996 and 1995......   21
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   23
Notes to Consolidated Financial Statements..................   24

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Worldtalk Corporation:

     We have audited the accompanying consolidated balance sheets of Worldtalk Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtalk Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Mountain View, California
February 3, 1998

                      WORLDTALK CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
Current assets:
  Cash and cash equivalents.................................  $  4,662    $  7,012
  Short-term investments....................................     6,415       6,027
  Accounts receivable, net of allowance for doubtful
     accounts of $121 and $149, respectively................     3,039       5,524
  Prepaid expenses..........................................       935         622
                                                              --------    --------
          Total current assets..............................    15,051      19,185

Property and equipment, net.................................     1,658       1,731
Other assets................................................       556         803
                                                              --------    --------
                                                              $ 17,265    $ 21,719
                                                              ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    760    $  1,601
  Short-term debt...........................................       243          --
  Current portion of capital lease obligations..............       339         343
  Accrued expenses..........................................     3,041       3,094
  Deferred revenue..........................................     4,094       1,566
                                                              --------    --------
          Total current liabilities.........................     8,477       6,604

Capital lease obligations, less current portion.............       132         369
Other liabilities...........................................        --         350
                                                              --------    --------
          Total liabilities.................................     8,609       7,323
                                                              ========    ========
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares authorized,
     10,487 and 10,290 shares issued and outstanding in 1997
     and 1996, respectively.................................       105         103
  Additional paid-in capital................................    32,301      31,650
  Stockholder notes receivable..............................        --        (265)
  Deferred compensation.....................................       (89)       (131)
  Accumulated deficit.......................................   (23,661)    (16,961)
                                                              --------    --------
          Total stockholders' equity........................     8,656      14,396
                                                              --------    --------
                                                              $ 17,265    $ 21,719
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues:
  Software licenses.........................................  $ 6,860    $ 9,711    $ 4,213
  Maintenance, installation, and training...................    4,467      4,494      1,871
  Software development contracts............................       --         --        621
                                                              -------    -------    -------
          Total revenues....................................   11,327     14,205      6,705
                                                              -------    -------    -------
Cost of revenues:
  Software licenses.........................................    1,027      1,083        234
  Maintenance, installation, and training...................    2,964      2,355      1,232
  Software development contracts............................       --         --        362
                                                              -------    -------    -------
          Total cost of revenues............................    3,991      3,438      1,828
                                                              -------    -------    -------
     Gross profit...........................................    7,336     10,767      4,877
                                                              -------    -------    -------
Operating expenses:
  Product development.......................................    4,294      3,563      2,415
  Sales and marketing.......................................    7,378      6,751      4,757
  General and administrative................................    2,689      1,733      1,376
  Purchased research and development........................       --      4,500         --
                                                              -------    -------    -------
          Total operating expenses..........................   14,361     16,547      8,548
                                                              -------    -------    -------
Operating loss..............................................   (7,025)    (5,780)    (3,671)
Interest income, net........................................      508        544         31
                                                              -------    -------    -------
          Loss before income taxes..........................   (6,517)    (5,236)    (3,640)
                                                              -------    -------    -------
Income taxes................................................      183          4         --
                                                              -------    -------    -------
          Net loss..........................................  $(6,700)   $(5,240)   $(3,640)
                                                              =======    =======    =======
Basic and diluted net loss per share........................  $ (0.65)   $ (0.68)   $ (3.59)
                                                              =======    =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................   10,355      7,669      1,014
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                COMMON STOCK
                                                              ----------------      ADDITIONAL
                                                              SHARES    AMOUNT    PAID-IN CAPITAL
                                                              ------    ------    ---------------
Balances as of December 31, 1994............................   3,463     $ 35         $ 4,988
Conversion of common stock to Series A redeemable preferred
  stock.....................................................  (3,000)     (30)         (4,741)
Exercise of common stock options............................   1,027       10             240
Issuance of common stock for services rendered..............      15       --               8
Deferred compensation related to grant of stock options.....      --       --             175
Net loss....................................................      --       --              --
                                                              ------     ----         -------
Balances as of December 31, 1995............................   1,505     $ 15         $   670
Issuance of common stock in initial public offering, net....   2,000       20          13,812
Conversion of redeemable preferred stock to common stock....   6,025       60          12,756
Exercise of common stock options and warrants...............     178        2              49
Purchases under the Employee Stock Purchase Plan............      35       --             238
Issuance of shareholders' notes receivable..................      --       --              --
Issuance of common stock in acquisition.....................     547        6           4,125
Amortization of deferred compensation.......................      --       --              --
Net loss....................................................      --       --              --
                                                              ------     ----         -------
Balances as of December 31, 1996............................  10,290     $103         $31,650
Exercise of common stock options............................     148        2             202
Purchases under the Employee Stock Purchase Plan............     124        1             461
Repurchased common stock....................................     (75)      (1)            (12)
Repayment of shareholders' notes receivable.................      --       --              --
Amortization of deferred compensation.......................      --       --              --
Net loss....................................................      --       --              --
                                                              ------     ----         -------
Balances as of December 31, 1997............................  10,487     $105         $32,301
                                                              ======     ====         =======

          See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                              TOTAL
                                            STOCKHOLDER                                   STOCKHOLDERS'
                                               NOTE          DEFERRED      ACCUMULATED       EQUITY
                                            RECEIVABLE     COMPENSATION      DEFICIT        (DEFICIT)
                                            -----------    ------------    -----------    -------------
Balances as of December 31, 1994..........     $  --          $  --         $ (8,081)       $ (3,058)
Conversion of common stock to Series A
  redeemable preferred stock..............        --             --               --          (4,771)
Exercise of common stock options..........      (194)            --               --              56
Issuance of common stock for services
  rendered................................        --             --               --               8
Deferred compensation related to grant of
  stock options...........................        --           (175)              --              --
Net loss..................................        --             --           (3,640)         (3,640)
                                               -----          -----         --------        --------
Balances as of December 31, 1995..........     $(194)         $(175)        $(11,721)       $(11,405)
Issuance of common stock in initial public
  offering, net...........................        --             --               --          13,832
Conversion of redeemable preferred stock
  to common stock.........................        --             --               --          12,816
Exercise of common stock options and
  warrants................................        --             --               --              51
Purchases under the Employee Stock
  Purchase Plan...........................        --             --               --             238
Issuance of shareholders' notes
  receivable..............................       (68)            --               --             (68)
Issuance of common stock in acquisition...        (3)            --               --           4,128
Amortization of deferred compensation.....        --             44               --              44
Net loss..................................        --             --           (5,240)         (5,240)
                                               -----          -----         --------        --------
Balances as of December 31, 1996..........     $(265)         $(131)        $(16,961)       $ 14,396
Exercise of common stock options..........        --             --               --             204
Purchases under the Employee Stock
  Purchase Plan...........................        --             --               --             462
Repurchased common stock..................        --             --               --             (13)
Repayment of shareholders' notes
  receivable..............................       265             --               --             265
Amortization of deferred compensation.....        --             42               --              42
Net loss..................................        --             --           (6,700)         (6,700)
                                               -----          -----         --------        --------
Balances as of December 31, 1997..........     $  --          $ (89)        $(23,661)       $  8,656
                                               =====          =====         ========        ========

          See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(6,700)   $(5,240)   $(3,640)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      703        452        253
    Amortization of deferred compensation...................       42         44         --
    Common stock issued for services........................       --         --          8
    Purchased research and development......................       --      4,500         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    2,485     (3,957)      (286)
      Prepaid expenses......................................     (313)      (507)       (47)
      Accounts payable......................................     (841)       647        120
      Accrued expenses......................................      (53)       714      1,066
      Deferred revenue......................................    2,528        561       (120)
      Other liabilities.....................................     (350)      (280)       185
                                                              -------    -------    -------
         Net cash used in operating activities..............   (2,499)    (3,066)    (2,461)
                                                              -------    -------    -------
Cash flows from investing activities:
  Restricted cash...........................................       --      2,000     (2,000)
  Purchase of property and equipment........................     (520)    (1,413)       (92)
  Purchase of short-term investments........................   (7,418)    (9,469)        --
  Sales and maturities of short-term investments............    7,030      3,442         --
  Other assets..............................................      247         39       (270)
                                                              -------    -------    -------
         Net cash used in investing activities..............     (661)    (5,401)    (2,362)
                                                              -------    -------    -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................      653     14,053         56
  Repayment of shareholder receivable.......................      265         --         --
  Principal payments under capital lease obligations........     (351)      (256)      (150)
  Proceeds from bank borrowings.............................      243        698         --
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................       --         --      4,703
  Proceeds from issuance of convertible secured promissory
    notes...................................................       --         --      1,000
                                                              -------    -------    -------
         Net cash provided by financing activities..........      810     14,495      5,609
                                                              -------    -------    -------
Change in unrestricted cash and cash equivalents............   (2,350)     6,028        786
Unrestricted cash and cash equivalents at beginning of
  year......................................................    7,012        984        198
                                                              -------    -------    -------
Unrestricted cash and cash equivalents at end of year.......  $ 4,662    $ 7,012    $   984
                                                              =======    =======    =======
Supplemental disclosures:
  Cash paid for interest:...................................  $    92    $   106    $    39
                                                              =======    =======    =======
  Noncash investing and financing activities:
    Common stock issued in acquisition of Deming Software,
      Inc...................................................  $    --    $ 4,131    $    --
                                                              =======    =======    =======
    Conversion of convertible preferred stock to common
      stock.................................................  $    --    $12,816    $    --
                                                              =======    =======    =======
    Notes receivable from stockholders......................  $    --    $    68    $   194
                                                              =======    =======    =======
    Equipment acquired under capital lease agreements.......  $   110    $   506    $   329
                                                              =======    =======    =======
    Conversion of Series AA redeemable preferred stock and
      common stock into Series A redeemable convertible
      preferred stock.......................................  $    --    $    --    $ 7,113
                                                              =======    =======    =======
    Conversion of convertible secured promissory notes in
      connection with sale of Series B redeemable
      convertible preferred stock...........................  $    --    $    --    $ 1,000
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Worldtalk Corporation (the "Company") is an Internet security company focused on providing e-mail security solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch.

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

     The Company has classified its short-term marketable investments as "available-for-sale." Available-for-sale securities are carried at fair market value, with material unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Gains and losses on securities sold are based on the specific identification method.

     Fair values of short-term marketable investments are based on quoted market values as of December 31, 1997 and 1996. As of December 31, 1997 and 1996, the difference between the fair value and amortized cost of short-term marketable investments was not material. As of December 31, 1997, short-term marketable investments consisted of U.S. government securities due within one year or less.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents, short-term marketable investments and accounts receivable. The Company's cash equivalents and short-term marketable investments are primarily in U.S. treasury notes and federal government agency obligations that have various maturities during 1998. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. Generally, the Company requires no collateral on trade receivables. The Company believes that its credit evaluation process substantially mitigates any credit risks.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Equipment recorded under capital

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective useful lives of the assets or the lease term.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. Long-lived assets would then be written down to the amount determined by reference to discounted future cash flows over the remaining useful life of the related asset. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations in 1996. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

  Revenue Recognition

     The Company's revenue recognition policies are in accordance with Statement of Position 91-1 Software Revenue Recognition and are as follows:

     - Software licenses revenues are recognized upon shipment of the software. For licenses, which provide for a trial period using a temporary key, revenue is recognized upon delivery of a permanent key. Software license revenues are not recognized until there is a signed license agreement, the sales price is collectible and the company has no remaining significant vendor obligations.

     - Maintenance revenues relating to contracts which entitle customers to receive technical support and future enhancements of the computer software are deferred and recognized ratably over the contract period.

     - Installation and training revenues are recognized when the services are performed.

     - Software development contract revenues are recognized using the percentage of completion method. The Company periodically evaluates estimated costs of completion and accrues the excess of estimated costs over anticipated contract revenue.

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into after December 31, 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company is still considering the effect of adopting SOP 97-2; however, the Company generally does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.

  Research and Development

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

  Stock-Based Compensation

     The Company accounts for its stock option plans using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current market price of the underlying stock exceeds the exercise price.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by an allowance to an amount whose realization is more likely than not.

  Earnings per Share

     Earnings per share (EPS) has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the years ending December 31, 1997, 1996 and 1995, common stock options totaling 1,853, 1,251 and 827, respectively, were omitted from the computation, as their impact would be antidilutive. Additionally, for the period ended December 31, 1995, 6,025 shares of redeemable convertible preferred stock were omitted from the computation, as their impact would be antidilutive.

     Effective February 3, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98, which changes the calculation of earnings per share in periods prior to initial public offerings, as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price, within a one-year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. The Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Net loss per share for periods prior to the Company's initial public offering have been restated in accordance with SAB No. 98 and SFAS No. 128.

  Reclassifications

     Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) BUSINESS COMBINATION

     In November 1996, the Company acquired all of the outstanding stock of Deming Software, Inc. (Deming), a privately held company specializing in the development of electronic mail security software for the Internet, for a total purchase price of $4,773, including 569 shares of the Company's common stock, $225 in cash, and $418 of direct acquisition costs. The acquisition was accounted for using the purchase method, and accordingly, the operating results of Deming have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price has been allocated as follows:

Net liabilities assumed.....................................  $ (226)
Goodwill, covenant not to compete and workforce in place....     499
Purchased research and development..........................   4,500
                                                              ------
                                                              $4,773
                                                              ======

     The $4,500 allocated to purchased research and development was charged to operations in the quarter ended December 31, 1996. The amount allocated to goodwill, covenant not to compete and workforce in place will be amortized using the straight-line method over 48 months.

     The following pro forma combined results of operations for the years ended December 31, 1996 and 1995 are presented as if the acquisition had occurred at the beginning of each period. The pro forma results of operations for the year ended December 31, 1995, include the results of operations of Deming from its inception at December 11, 1995. The charge for in process research and development has not been reflected in the following pro forma summary. The pro forma summary does not necessarily reflect the results of operations as if the Company and Deming had been consolidated during such periods:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                   ------------------
                                                    1996       1995
                                                   -------    -------
Net revenues.....................................  $14,734    $ 6,705
Net loss.........................................  $(1,507)   $(3,640)
Basic and diluted net loss per share.............  $ (0.15)   $ (3.58)

(3) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                      DECEMBER 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
Equipment........................................  $ 2,515    $ 2,034
Furniture and fixtures...........................      655        567
Purchased software...............................      224        164
Leasehold improvements...........................      111        110
                                                   -------    -------
                                                     3,505      2,875
Less accumulated depreciation and amortization...   (1,847)    (1,144)
                                                   -------    -------
                                                   $ 1,658    $ 1,731
                                                   =======    =======

     Equipment recorded under capital leases aggregated $1,533 and $1,423 with related accumulated amortization of $997 and $657 for the years ended December 31, 1997 and 1996, respectively.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                       DECEMBER 31,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
Accrued employee compensation......................  $1,021    $  797
Accrued commissions................................     177       224
Other accrued liabilities..........................   1,843     2,073
                                                     ------    ------
                                                     $3,041    $3,094
                                                     ======    ======

(5) INCOME TAXES

     The Company's effective tax rate differs from the federal income tax rate of 34%, as follows:

                                           YEAR ENDED DECEMBER 31,
                                        -----------------------------
                                         1997       1996       1995
                                        -------    -------    -------
Income tax benefit at statutory
  rate................................  $ 2,216    $ 1,780    $ 1,238
Nondeductible purchased research and
  development.........................       --     (1,652)        --
Losses for which no benefit is
  currently realized..................   (2,157)      (101)    (1,238)
State income tax......................      (37)         4         --
Foreign withholding tax...............     (115)        --         --
Other.................................      (90)       (27)        --
                                        -------    -------    -------
Actual tax expense....................  $  (183)   $    (4)   $    --
                                        =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
Accruals and reserves............................  $   923        431
Deferred research and development costs..........    3,828      3,190
Net operating loss carryforward -- federal.......    2,313      1,274
Net operating loss carryforward -- state.........      131         59
Research and development credit carryforward.....    1,090        693
Other............................................       34         98
                                                   -------    -------
                                                     8,319      5,745
Less valuation allowance.........................   (8,319)    (5,745)
                                                   -------    -------
          Net deferred tax assets................  $    --         --
                                                   =======    =======

     The net change in the valuation allowance for the year ended December 31, 1997 was an increase of $2,574. Deferred tax assets as of December 31, 1997 include approximately $303 relating to stock option compensation, which will be credited to stockholders' equity when realized.

     For federal income tax purposes, the Company has net operating loss carryforwards of approximately $6,736, expiring in the tax years 2008 through 2011. For California income tax purposes, the Company has net operating loss carryforwards of approximately $2,247, expiring in the tax years 1997 through 2002. The

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Company has a taxable year ending March 31 but reports on the calendar year for financial statement purposes. The difference between the net operating loss carryforward for federal income tax purposes and for state income tax purposes results primarily from a 50% limitation on the California loss carryforwards.

     The Company has research and development tax credit carryforwards for federal and California tax purposes of approximately $633 and $457, respectively.

     Internal Revenue Code Section 382 limits the utilization of net operating losses incurred prior to an "ownership change," as defined. The Company believes an ownership change resulted from the issuance of the Series B preferred stock on December 31, 1993.

     The Company has not yet determined whether an ownership change occurred due to an initial public offering in April 1996. If an ownership change has occurred, utilization of the net operating loss carryforwards could be significantly reduced.

(6) BANK BORROWINGS AND CONVERTIBLE SECURED PROMISSORY NOTES

     On October 25, 1995, the Company entered into a loan and security agreement comprised of a $500 line of credit, which expired on October 25, 1996 and a $250 term facility, which would have expired on October 15, 1998, bearing interest at the prime rate plus 2% and prime rate plus 3%, respectively. On January 9, 1997, the Company replaced the $500 line of credit and $250 term facility by entering into a loan and security agreement comprised of a $2.0 million line of credit, which expired on January 9, 1998, bearing interest at the prime rate (8.5%) plus 0.5%. The agreement is collateralized by the assets of the Company, contains certain financial covenants and restricts the Company's ability to incur other indebtedness and pay dividends. As of December 31, 1997, the balances outstanding under the line of credit agreements was $243. The outstanding balance under the term facility was $250 as of December 31, 1996 and this amount was repaid in 1997. As of March 31, 1998, the Company had not yet renewed this line of credit agreement.

(7) PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock

     As of December 31, 1997, there were 6,500 authorized shares of preferred stock, none of which are designated or outstanding, with a $0.01 per share par value.

  Stock Option and Purchase Plans

     In February 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan), under which 1,000 shares of common stock were reserved for issuance. The 1996 Plan became effective in April 1996 on the effective date of the Company's initial public offering. The 1996 Plan provides for the grant of options, stock bonuses and restricted stock purchase rights. The compensation committee of the Board of Directors has the authority to set exercise dates (no longer than 10 years from date of grant), payment terms and other provisions for each grant. Options are subject to vesting as determined by the compensation committee, generally over 48 months. Vesting and exercisability of certain outstanding options and other stock awards under the 1996 Plan will accelerate upon certain change of control transactions. In August 1997, an additional 750 shares of common stock were reserved for issuance under the Company's 1996 Plan.

     The Company's 1992 Stock Option Plan (the 1992 Plan) terminated at the effective date of the Company's initial public offering, at which time the 1996 Plan became effective. As a result, no further options may be granted under the 1992 Plan. However, termination of the 1992 Plan does not affect outstanding options, all of which remain outstanding until exercised or until they terminate or expire. The terms of options granted under the 1992 Plan and the administration of the 1992 Plan are substantially the same as the 1996 Plan, except that vesting of options under the 1992 Plan does not accelerate upon an acquisition.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Activity under the option plans follows:

                                                 SHARES                     WEIGHTED-
                                                AVAILABLE                    AVERAGE
                                                   FOR         OPTIONS      EXERCISE
                                                  GRANT      OUTSTANDING      PRICE
                                                ---------    -----------    ---------
Balances as of December 31, 1994..............      660           827          0.20
Additional shares reserved....................      500            --            --
Options granted...............................   (1,327)        1,327          0.64
Options exercised.............................       --        (1,027)         0.27
Options canceled..............................      300          (300)         0.20
                                                 ------        ------         -----
Balances as of December 31, 1995..............      133           827          0.83
Additional shares reserved....................    1,200            --            --
Options granted...............................     (722)          722          9.23
Options exercised.............................       --          (171)         0.33
Options canceled..............................      127          (127)         3.62
                                                 ------        ------         -----
Balances as of December 31, 1996..............      738         1,251         $5.46
Additional shares reserved....................      750            --            --
Options granted...............................   (1,990)        1,990          4.74
Options exercised.............................       --          (148)         1.38
Options canceled..............................    1,240        (1,240)         7.42
                                                 ------        ------         -----
Balances as of December 31, 1997..............      738         1,853         $3.70
                                                 ======        ======         =====

     The following table summarizes information about options outstanding under the plans as of December 31, 1997:

                                                  OUTSTANDING                      EXERCISABLE
                                     -------------------------------------   -----------------------
                                                    WEIGHTED-
                                                     AVERAGE     WEIGHTED-                 WEIGHTED-
                                       NUMBER       REMAINING     AVERAGE      NUMBER       AVERAGE
                                      OF SHARES    CONTRACTUAL   EXERCISE     OF SHARES    EXERCISE
     RANGE OF EXERCISE PRICES        OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
     ------------------------        -----------   -----------   ---------   -----------   ---------
     $0.20.........................       205      7.19 years      $0.20         140         $0.20
From $0.50 to $ 3.50...............       423      9.26             3.01          43          1.07
From $3.75 to $ 6.00...............       971      9.29             3.79         142          3.99
From $7.12 to $13.75...............       254      9.07             7.37          66          8.22
                                        -----                                    ---
                                        1,853                                    391          3.04
                                        =====                                    ===

     Certain outstanding options under the stock option plan granted to officers are immediately exercisable but subject to repurchase by the Company at a rate equivalent to the current vesting schedule of each option. During 1997, the Company repurchased 75 shares. As of December 31, 1997 and 1996, 82 and 454 shares were subject to repurchase, respectively.

     The Company has recorded deferred compensation of $175 for the difference between the grant price and the deemed fair value of the common stock underlying the options granted in November and December 1995. This amount is being amortized over the vesting period of the individual options, generally four years.

     In February 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 1,000 shares of common stock for issuance thereunder. The Purchase Plan became effective in April 1996, on the effective date of the Company's initial public offering and permitted eligible

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

employees to acquire shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. As of December 31, 1997, a cumulative total of 159 shares had been issued under the Purchase Plan.

     In April 1997, the Company offered option holders under its stock option plans the opportunity to have outstanding unvested options repriced to the then current fair market value of the Company's common stock of $3.75 per share. Employees electing to have options repriced were required to accept an extension of their vesting schedule. The other terms of the options remained unchanged. On April 28, 1997, the Company amended 852 options pursuant to this offer.

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.12, $4.26 and $0.40, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1997 expected dividend yield 0%, risk-free interest rate of 6.32%, expected volatility of 57% and expected life of 3.2 years; 1996 expected dividend yield 0%, risk-free interest rate of 6.25%, expected volatility of 57%, and expected life of 4 years; 1995 expected dividend yield 0%, risk-free interest rate of 6.10%, expected volatility of 57% and expected life of 4 years.

     The per share weighted-average fair value of employees' stock purchase rights under the Purchase Plan included in the pro forma amounts was estimated using the Black-Scholes model with the following assumptions: 1997 dividend yield of 0%, expected life of 6 months, expected volatility of 57% and risk-free interest rate of 5.31%; 1996 expected dividend yield of 0%, expected life of 6 months, expected volatility of 57% and risk-free interest rate of 6.25%. The weighted-average fair value of purchase rights granted in 1997 and 1996 was $1.89 and $4.39, respectively.

     The Company uses the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for its stock-based compensation plans under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                             YEAR ENDED DECEMBER 31,
                                             ------------------------
                                              1997     1996     1995
                                             ------    -----    -----
Net loss:
  As reported..............................  $6,700    5,240    3,640
  Pro forma................................   8,146    5,870    3,654
Basic and diluted net loss per share:
  As reported..............................  $ 0.65     0.68     3.59
  Pro forma................................    0.79     0.77     3.60

     Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to January 1, 1995, is not considered.

  Warrants

     In conjunction with various financing arrangements in 1994 and 1995, the Company issued warrants to purchase 28 shares of common stock at prices ranging from $1.50 per share to $18.16 per share and 7 shares of Series B redeemable preferred stock now exercisable for Common Stock in lieu of the Preferred Stock at $2.24 per share. These warrants expire at various dates through 2004.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its facilities and certain equipment under operating lease agreements. The equipment operating leases expire in 1998 and the facilities lease expires in 2005. Additionally, the Company leases certain equipment under capital lease agreements. These leases expire at various dates through 2000. Future minimum lease payments as of December 31, 1997 are as follows:

                                                    CAPITAL    OPERATING
                                                    LEASES      LEASES
                                                    -------    ---------
1998..............................................    368          527
1999..............................................    121          470
2000..............................................     15          480
2001..............................................     --          499
2002..............................................     --          517
Thereafter........................................     --        1,465
                                                     ----       ------
Future minimum lease payments.....................    504       $3,958
                                                                ======
Less amount representing interest.................     33
                                                     ----
Present value of future minimum lease payments....    471
Less current portion..............................    339
                                                     ----
Long-term portion.................................   $132
                                                     ====

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $660, $367 and $392, respectively.

  Employee Benefit Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation up to a statutory maximum amount. Employee contributions and earnings thereon vest immediately. The Company may make discretionary contributions to the 401(k) plan; none have been made to date.

  Legal Actions

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

(9) INTERNATIONAL SALES AND MAJOR CUSTOMERS

     International sales accounted for 28%, 24% and 14% of the Company's total revenues in 1997, 1996 and 1995, respectively. Europe accounted for 11% and 22% of the Company's total revenues in 1997 and 1996, respectively. Asia accounted for 12% of the Company's total revenues in 1997. No international geographic region accounted for greater than 10% of the Company's total revenues in 1995. In 1997, sales to one customer, ASCII, accounted for 10.2% of the Company's total revenue. No other single customer accounted for greater than 10% of the Company's total revenue in 1997, 1996 or 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages and their positions with the Company are provided in the table below. The other information called for by Item 10 is incorporated by reference to the Registrant's Proxy Statement being sent to stockholders in connection with the 1998 Annual Meeting of Stockholders to be held on June 12, 1998 (the "Proxy Statement").

          NAME             AGE                      POSITION
          ----             ---                      --------
Bernard J. Harguindeguy    39    President, Chief Executive Officer and Director
Stephen R. Bennion         54    Executive Vice President, Finance and
                                 Administration, Chief Financial Officer and
                                 Secretary
Sathvik Krishnamurthy      29    Vice President, Product Planning and
                                 Development
Robert D. Dickinson        32    Vice President, Engineering -- Bellevue
John G. Weald              40    Vice President, Engineering -- Santa Clara
Simon Khalaf               32    Vice President, Marketing
Joseph Longo               44    Vice President, Consulting and Customer
                                 Services
Max D. Hopper              63    Director
David J. Cowan             32    Director
Anthony Sun                45    Director
Wade Woodson               39    Director

     Executive officers serve at the pleasure of the Board of Directors of the Company.

     Mr. Harguindeguy has served as Worldtalk's President since April 1997 and as Worldtalk's Chief Executive Officer and a director since July 1997. From April 1997 to July 1997, Mr. Harguindeguy also served as the Company's Chief Operating Officer. From December 1996 to March 1997, he served as Vice President, Marketing and Business Development for Worldtalk. From August 1994 to December 1996, Mr. Harguindeguy served as Vice President, Marketing of emotion Inc., a company focused on the delivery of digital video and graphics over public and private networks. From February 1989 to August 1994, he served at Novell, Inc. in various management positions, including acting general manager and Vice President of marketing for the Enterprise Division. Mr. Harguindeguy holds a Masters in Engineering Management from Stanford University and a Bachelor of Science in Electrical Engineering from University of California, Irvine.

     Mr. Bennion has served as Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of Worldtalk from January 1996 to present. Previously, Mr. Bennion was the Vice President of Finance and Operations from December 1995 to January 1996. From April 1995 to November 1995 he has served as the Chief Financial Officer and Assistant Secretary. From September 1994 to March 1995, he was Vice President and Chief Financial Officer of Catapult Entertainment, Inc., a developer of video game networks. From September 1991 to September 1994, Mr. Bennion served as Vice President and Chief Financial Officer of Molecular Dynamics, Inc., a manufacturer of life sciences instrumentation. From October 1988 to September 1991, Mr. Bennion served as Vice President and Treasurer of MIPS Computer Systems, Inc., a developer of RISC microprocessors and computers. Mr. Bennion received his Bachelor of Science degree in Accounting and Economics from Weber State University and is a Certified Public Accountant.

     Mr. Krishnamurthy has served as the Vice President, Product Planning and Development from August 1997 to current. Previously, he was the Vice President, General Manager Deming Internet Security from November 1996 to July 1997. From January 1996 to October 1996 he was the Director of Product Marketing, Internet Security Products. Prior to that, he was the Engineering Team Lead from November 1993 to December 1995. From November 1992 to October 1993, he was the Senior Software Engineer. From April 1991 to October 1992, Mr. Krishnamurthy was a Software Engineer at Retix Inc. Mr. Krishnamurthy has received a Bachelor of Science degree in Computer Science and Engineering from the University of California, Los Angeles.

     Mr. Dickinson has served as Vice President, Engineering - Belleuve for Worldtalk since December 1997. From November 1996 to December 1997, he served as Director, Research and Development for the Deming Internet Security division of the Company. In December 1995, Mr. Dickinson founded Deming Software, Inc., a developer of electronic mail security solutions. He served as President, CEO and Chairman of Deming Software, Inc. from December 1995 until its merger with Worldtalk in November 1996. From June 1991 to November 1995, he served in various executive positions and was a member of the board of directors of ConnectSoft, Inc., a communications software development and consulting firm. From June 1988 to May 1991, he held various product development positions at Boeing. Mr. Dickinson received a Bachelor of Arts in Business Administration from Washington State University

     Mr. Weald has served as Vice President, Engineering - Santa Clara of Worldtalk from July 1997 to current. Previously, he served as Vice President, Development for the Company from April 1997 to June 1997. From April 1995 to March 1997, he served as Worldtalk's Director of Software Engineering. From April 1994 to March 1995 he served as a Software Development Manager for the Company. Prior to that, Mr. Weald was a Senior Software Engineer for Worldtalk from April 1992 to March 1994. From October 1988 to March 1992, he was a Software Development Manager at Touch Communications Inc., a software company that specializes in OSI Protocol Development. Mr. Weald received a Bachelor of Science degree in Data Processing from Loughborough University (England).

     Mr. Longo has served as Vice President, Consulting and Customer Services of Worldtalk from Aprils 1997 to current. Previously, he served as Director of Professional Services for the Company from January 1995 to April 1997. From May 1989 to January 1995, Mr. Longo held various positions including his last position as the Director of Custom Engineering at The Santa Cruz Operation, Inc., a supplier of UNIX operating systems for Intel PC's. Mr. Longo has a Bachelor of Science degree in Applied Sciences and Computer Science from RMIT (Melbourne, Australia).

     Mr. Khalaf has served as Worldtalk's Vice President, Marketing from November 1996 to current. Previously, he served as Director of Product Marketing for the Company, from January 1996 to October 1996. From August 1994 to December 1995, Mr. Khalaf was a Product Line Manager for Worldtalk. Prior to that, he was an Engineering Team Lead for the Company from October 1993 to July 1994. From March 1992 to September 1993, he was a Senior Software Engineer for Worldtalk. Before joining Worldtalk, Mr. Khalaf was a Senior Engineer at Touch Communications Inc., a software company specializing in OSI Protocol Development. Mr. Khalaf has received a Bachelor of Science degree in Engineering from the American University of Beirut.

     Mr. Hopper has served as a director of the Company since September 1995. He has been Principal and Chief Executive Officer of Max D. Hopper & Associates, a consulting and information management firm since January 1995. From November 1985 to January 1995, Mr. Hopper served AMR Corporation as Chairman of the SABRE Group and Senior Vice President, Information Systems. Mr. Hopper holds a Bachelor of Science in Mathematics from the University of Houston.

     Mr. Cowan has served as a director of the Company since March 1993. He is a general partner of Deer II & Co., a venture capital investment firm that is the general partner of Bessemer Venture Partners III, L.P., with which he has been affiliated since August 1992. Mr. Cowan is a director of Finjan, Inc., a provider of Java security software, VeriSign, Inc., an Internet security company, and Flycast, an Internet advertising exchange. Mr. Cowan received his A.B. degree in Math and Computer Science and his Master of Business Administration degree from Harvard University.

     Mr. Sun has served as a director of the Company since March 1995. He has been a general partner of Venrock Associates, a venture capital firm, since 1979. He is a director of Award Software International, Inc., a computer systems software company, Cognex Corporation, a computer systems company, Inference Corporation, an Internet help desk software company, Komag Inc., a computer storage component company and 3Dfx Interactive, Inc., a real time 3D semiconductor company. He is also a director of several private companies. Mr. Sun received S.B.E.E, S.M.E.E. and Engineer degrees from the Massachusetts Institute of Technology and a Master of Business Administration degree from Harvard University.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Financial Statement Schedules. The following financial statements are filed as part of this report on Form 10-K beginning on page 16 under the caption, "Item 8. Financial Statements and Supplementary Data."

       Independent Auditors' Report

       Consolidated Balance Sheet as of December 31, 1997 and 1996

       Consolidated Statements of Operation for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended December 31 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

   (2) Schedule II -- Valuation and Qualifying Accounts

(b) Report on Form 8-K

     None

(c) EXHIBITS:

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
    2.01           Agreement and Plan of Reorganization between Registrant and
                   Worldtalk Corporation, a California corporation, and
                   material exhibits thereto (A)
    2.02           Agreement and Plan of Merger dated as of November 12, 1996 by and between Worldtalk Merger corporation and Deming
                   Software,, Inc. (B)
    2.03           Escrow Agreement dated November 12, 1996 among Registrant, the Deming Shareholders, Robert D. Dickinson, as
                   Representative, and Harris Trust and Savings Bank, as Escrow
                   Agent. (B)
    3.01           Registrant's Certificate of Incorporation. (A)
    3.02           Registrant's Certificate of Designation. (A)
    3.03           Registrant's Certificate of Elimination. (A)
    3.04           Registrant's Bylaws. (A)
    4.01           Form of Specimen Certificate for Registrant's Common Stock.
                   (A)
    4.02           Third Amended and Restated Registration Rights Agreements
                   between Registrant and certain investors dated March 3,
                   1996, as amended. (A)
    4.03           Shareholders' Agreement dated November 12, 1996 among
                   Registrant, Deming and the Deming Shareholders. (B)(1)
    10.01          Registrant's 1992 Stock Option Plan and related documents.
                   (A)(3)
    10.02          Registrant's 1996 Equity Incentive Plan and related
                   documents. (A)(3)
    10.03          Registrant's 1996 Directors Stock Option Plan and related
                   documents (A)(3
    10.04          Registrant's 1996 Employee Stock Purchase Plan and related documents (A)(3)
    10.05          Form of Identification Agreement to be entered into by
                   Registrant with each of its directors and executive officer.
                   (A)(3)
    10.06          Lease Agreement, dated June 15, 1995, between Registrant and
                   John Arrillaga. (A)
    10.07          Consulting and Development Services Agreement and Copyright
                   Assignment between Microsoft Corporation and Registrant
                   dated September 7, 1995. (A)(1)
    10.08          Restricted Stock Purchase Agreement, dated December 15,
                   1995, between Registrant and Max Hopper. (A)(3)
    10.09          Secured Full Recourse Promissory Note and related Security
                   Agreement, dated October 24, 1996, between Registrant and
                   Christopher J. Andrews. (C)(3)
    10.10          Agreement and Plan of Reorganization dated as of November 9,
                   1996 by and among Registrant, Deming Software, Inc. and the
                   Deming Shareholders. (B)(1)
    10.11          Form of Employment Agreement entered into by Deming with
                   each of the Deming Shareholders on November 12, 1996. (B)
    10.12          Amendment to Loan and Security Agreement, dated January 9,
                   1997, between Registrant and General Bank (D)
    10.13          Form of Employment Agreement, dated January 23, 1997,
                   between Registrant and Christopher J. Andrews, Simon A.
                   Khalaf and Sathvik Krishnamurthy (D)(3)
    10.14          Form of Employment Agreement, dated January 23, 1997,
                   between Registrant and Stephen R. Bennion, Steve M. Goldner and Mark A. Jung (D)(3)
    10.15          Separation, Consulting and Release Agreement dated July 23,
                   1997 between Mark A. Jung and the Registrant (E)(1)(3)
    10.16          Settlement, Consulting and Release Agreement dated July 15,
                   1997 between Christopher Andrews and the Registrant
                   (E)(1)(3)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
    10.17          Settlement, Consulting and Release Agreement dated July 15,
                   1997 between Steven Goldner and the Registrant (E)(1)(3)
    10.18          Secure Messaging Distribution Agreement between Registrant and Security Dynamics Technologies, Inc., dated September 8,
                   1997 (F)(2)
    10.19          License and Distribution Agreement between Registrant and
                   ASCII Something Good Corporation, dated September 8, 1997
                   (F)(2)
    23.01          Consent of Independent Auditors (F)
    27.01          Financial Data Schedule(F)

---------------
(1) Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been filed separately with the Securities and Exchange Commission.

(2) Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been filed separately with the Securities and Exchange Commission.

(3) Management contract or compensatory plan.

(A) Incorporated by reference to the Exhibits to the Company's Registration Statement on form S-1, as amended (File No. 333-1482) as declared effective by the Securities and Exchange Commission.

(B) Incorporated by reference to the Exhibits to the Company's report on Form 8K, as amended (File No. 0-27886) filed with the Securities and Exchange Commission on November 12, 1996.

(C) Incorporated by reference to the Exhibits to the Company's report on Form 10K (File No. 0-27886) filed with the Securities and Exchange Commission on March 31, 1997.

(D) Incorporated by reference to the Exhibits to the Company's report on Form 10Q (File No. 0-27886) filed with the Securities and Exchange Commission on May 14, 1997.

(E) Incorporated by reference to the Exhibits to the Company's report on Form 10Q (File No. 0-27886) filed with the Securities and Exchange Commission on November 14, 1997.

(F) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 31, 1998
                                          WORLDTALK COMMUNICATIONS
                                          CORPORATION

                                          By: /s/ STEPHEN R. BENNION
                                            ------------------------------------
                                            Stephen R. Bennion
                                            Vice President, Finance and
                                              Operations,
                                            Chief Financial Officer and
                                              Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

/s/ BERNARD HARGUINDEGUY                          President and Chief Executive         March 31, 1998
------------------------------------------------  Officer

/s/ STEPHEN R. BENNION                            Vice President, Finance and           March 31, 1998
------------------------------------------------  Operations,
                                                  Chief Financial Officer and
                                                  Secretary
                                                  (Principal Accounting Officer)

/s/ WADE WOODSON                                  Director                              March 31, 1998
------------------------------------------------

/s/ MAX HOPPER                                    Director                              March 31, 1998
------------------------------------------------

/s/ DAVID COWAN                                   Director                              March 31, 1998
------------------------------------------------

/s/ ANTHONY SUN                                   Director                              March 31, 1998
------------------------------------------------