Form 10-K405/A
period 1997-12-31
WORLDTALK COMMUNICATIONS CORP
filed 1998-04-14
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                 FORM 10-K/A-1

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



                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
       2.01    Agreement and Plan of Reorganization between Registrant and
               Worldtalk Corporation, a California corporation, and
               material exhibits thereto (A)
       2.02    Agreement and Plan of Merger dated as of November 12, 1996 by and between Worldtalk Merger corporation and Deming
               Software,, Inc. (B)
       2.03    Escrow Agreement dated November 12, 1996 among Registrant, the Deming Shareholders, Robert D. Dickinson, as
               Representative, and Harris Trust and Savings Bank, as Escrow
               Agent. (B)
       3.01    Registrant's Certificate of Incorporation. (A)
       3.02    Registrant's Certificate of Designation. (A)
       3.03    Registrant's Certificate of Elimination. (A)
       3.04    Registrant's Bylaws. (A)
       4.01    Form of Specimen Certificate for Registrant's Common Stock.
               (A)
       4.02    Third Amended and Restated Registration Rights Agreements
               between Registrant and certain investors dated March 3,
               1996, as amended. (A)
       4.03    Shareholders' Agreement dated November 12, 1996 among
               Registrant, Deming and the Deming Shareholders. (B)(1)
      10.01    Registrant's 1992 Stock Option Plan and related documents.
               (A)(3)
      10.02    Registrant's 1996 Equity Incentive Plan and related
               documents. (A)(3)
      10.03    Registrant's 1996 Directors Stock Option Plan and related
               documents (A)(3
      10.04    Registrant's 1996 Employee Stock Purchase Plan and related documents (A)(3)
      10.05    Form of Identification Agreement to be entered into by
               Registrant with each of its directors and executive officer.
               (A)(3)
      10.06    Lease Agreement, dated June 15, 1995, between Registrant and
               John Arrillaga. (A)
      10.07    Consulting and Development Services Agreement and Copyright
               Assignment between Microsoft Corporation and Registrant
               dated September 7, 1995. (A)(1)
      10.08    Restricted Stock Purchase Agreement, dated December 15,
               1995, between Registrant and Max Hopper. (A)(3)
      10.09    Secured Full Recourse Promissory Note and related Security
               Agreement, dated October 24, 1996, between Registrant and
               Christopher J. Andrews. (C)(3)
      10.10    Agreement and Plan of Reorganization dated as of November 9,
               1996 by and among Registrant, Deming Software, Inc. and the
               Deming Shareholders. (B)(1)
      10.11    Form of Employment Agreement entered into by Deming with
               each of the Deming Shareholders on November 12, 1996. (B)
      10.12    Amendment to Loan and Security Agreement, dated January 9,
               1997, between Registrant and General Bank (D)
      10.13    Form of Employment Agreement, dated January 23, 1997,
               between Registrant and Christopher J. Andrews, Simon A.
               Khalaf and Sathvik Krishnamurthy (D)(3)
      10.14    Form of Employment Agreement, dated January 23, 1997,
               between Registrant and Stephen R. Bennion, Steve M. Goldner and Mark A. Jung (D)(3)
      10.15    Separation, Consulting and Release Agreement dated July 23,
               1997 between Mark A. Jung and the Registrant (E)(1)(3)
      10.16    Settlement, Consulting and Release Agreement dated July 15,
               1997 between Christopher Andrews and the Registrant
               (E)(*1(3)
      10.17    Settlement, Consulting and Release Agreement dated July 15,
               1997 between Steven Goldner and the Registrant (E)(1)(3)
      10.18    Secure Messaging Distribution Agreement between Registrant and Security Dynamics Technologies, Inc., dated September 8,
               1997(2)
      10.19    License and Distribution Agreement between Registrant and
               ASCII Something Good Corporation, dated September 8, 1997
               (2)
      23.01    Consent of Independent Auditors (F)
      27.01    Financial Data Schedule
      27.02    Amended Financial Data Schedules for the three month period ended March 31, 1997, the six month period ended June 30,
               1997 and the nine month period ended September 30, 1997. (F)
      27.03    Amended Financial Data Schedules for the three month period ended March 31, 1996, the six month period ended June 30,
               1996, the nine month period ended September 30, 1996 and the year ended December 31, 1996. (F)

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

Date:  April 13, 1998
                                          WORLDTALK COMMUNICATIONS
                                          CORPORATION

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

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
       2.01    Agreement and Plan of Reorganization between Registrant and
               Worldtalk Corporation, a California corporation, and
               material exhibits thereto (A)
       2.02    Agreement and Plan of Merger dated as of November 12, 1996 by and between Worldtalk Merger corporation and Deming
               Software,, Inc. (B)
       2.03    Escrow Agreement dated November 12, 1996 among Registrant, the Deming Shareholders, Robert D. Dickinson, as
               Representative, and Harris Trust and Savings Bank, as Escrow
               Agent. (B)
       3.01    Registrant's Certificate of Incorporation. (A)
       3.02    Registrant's Certificate of Designation. (A)
       3.03    Registrant's Certificate of Elimination. (A)
       3.04    Registrant's Bylaws. (A)
       4.01    Form of Specimen Certificate for Registrant's Common Stock.
               (A)
       4.02    Third Amended and Restated Registration Rights Agreements
               between Registrant and certain investors dated March 3,
               1996, as amended. (A)
       4.03    Shareholders' Agreement dated November 12, 1996 among
               Registrant, Deming and the Deming Shareholders. (B)(1)
      10.01    Registrant's 1992 Stock Option Plan and related documents.
               (A)(3)
      10.02    Registrant's 1996 Equity Incentive Plan and related
               documents. (A)(3)
      10.03    Registrant's 1996 Directors Stock Option Plan and related
               documents (A)(3
      10.04    Registrant's 1996 Employee Stock Purchase Plan and related documents (A)(3)
      10.05    Form of Identification Agreement to be entered into by
               Registrant with each of its directors and executive officer.
               (A)(3)
      10.06    Lease Agreement, dated June 15, 1995, between Registrant and
               John Arrillaga. (A)
      10.07    Consulting and Development Services Agreement and Copyright
               Assignment between Microsoft Corporation and Registrant
               dated September 7, 1995. (A)(1)
      10.08    Restricted Stock Purchase Agreement, dated December 15,
               1995, between Registrant and Max Hopper. (A)(3)
      10.09    Secured Full Recourse Promissory Note and related Security
               Agreement, dated October 24, 1996, between Registrant and
               Christopher J. Andrews. (C)(3)
      10.10    Agreement and Plan of Reorganization dated as of November 9,
               1996 by and among Registrant, Deming Software, Inc. and the
               Deming Shareholders. (B)(1)
      10.11    Form of Employment Agreement entered into by Deming with
               each of the Deming Shareholders on November 12, 1996. (B)
      10.12    Amendment to Loan and Security Agreement, dated January 9,
               1997, between Registrant and General Bank (D)
      10.13    Form of Employment Agreement, dated January 23, 1997,
               between Registrant and Christopher J. Andrews, Simon A.
               Khalaf and Sathvik Krishnamurthy (D)(3)
      10.14    Form of Employment Agreement, dated January 23, 1997,
               between Registrant and Stephen R. Bennion, Steve M. Goldner and Mark A. Jung (D)(3)
      10.15    Separation, Consulting and Release Agreement dated July 23,
               1997 between Mark A. Jung and the Registrant (E)(1)(3)
      10.16    Settlement, Consulting and Release Agreement dated July 15,
               1997 between Christopher Andrews and the Registrant
               (E)(*1(3)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
      10.17    Settlement, Consulting and Release Agreement dated July 15,
               1997 between Steven Goldner and the Registrant (E)(1)(3)
      10.18    Secure Messaging Distribution Agreement between Registrant and Security Dynamics Technologies, Inc., dated September 8,
               1997(2)
      10.19    License and Distribution Agreement between Registrant and
               ASCII Something Good Corporation, dated September 8, 1997
               (2)
      23.01    Consent of Independent Auditors (F)
      27.01    Financial Data Schedule
      27.02    Amended Financial Data Schedules for the three month period ended March 31, 1997, the six month period ended June 30,
               1997 and the nine month period ended September 30, 1997. (F)
      27.03    Amended Financial Data Schedules for the three month period ended March 31, 1996, the six month period ended June 30,
               1996, the nine month period ended September 30, 1996 and the year ended December 31, 1996. (F)

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