Form 10-Q
period 1998-03-31
WORLDTALK COMMUNICATIONS CORP
filed 1998-05-15
CIK 1008588

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                ----------------

                                 (408) 567-1500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on April 30, 1998 was 10,607,661 shares.

================================================================================

--------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

--------------------------------------------------------------------------------

                                                                                                      PAGE
                                                                                                     NUMBER
PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997........      3

         Condensed Consolidated  Statements of Operations  for the three month periods ended
         March 31, 1998 and 1997.................................................................      4

         Consolidated Statements of Cash Flows for the three month periods ended
         March 31, 1998 and 1997.................................................................      5

         Notes to Condensed Consolidated Financial Statements....................................      6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..............................................................................      8

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk..............................     15

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings.......................................................................     16

ITEM 5.  Change in Management....................................................................     16

ITEM 6:  Exhibits and Reports on Form 8-K........................................................     16

         Signature...............................................................................     17

         Exhibits................................................................................  18,19

                      WORLDTALK CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                             MARCH 31,     DECEMBER 31,
                                                               1998            1997
                                                             ---------     ------------
Current assets:
  Cash and cash equivalents ..........................       $  6,450        $  4,662
  Short-term investments .............................          3,482           6,415
  Accounts receivable, net of allowance for doubtful
    accounts of $121 and $121, respectively ..........          3,337           3,039
  Prepaid expenses ...................................            903             935
                                                             --------        --------
          Total current assets .......................         14,172          15,051

Property and equipment, net ..........................          1,506           1,658
Other assets .........................................            525             556
                                                             --------        --------
                                                             $ 16,203        $ 17,265
                                                             ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................       $    883        $    760
  Short-term debt ....................................            243             243
  Capital lease obligations ..........................            382             471
  Accrued expenses ...................................          3,093           3,041
  Deferred revenue ...................................          3,591           4,094
                                                             --------        --------
          Total liabilities ..........................          8,192           8,609
                                                             ========        ========
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares
    authorized, 10,487 and 10,290 shares issued and
    outstanding in 1998 and 1997, respectively .......            105             105
  Additional paid-in capital .........................         32,323          32,301
  Deferred compensation ..............................            (78)            (89)
  Accumulated deficit ................................        (24,339)        (23,661)
                                                             --------        --------
          Total stockholders' equity .................          8,011           8,656
                                                             --------        --------
                                                             $ 16,203        $ 17,265
                                                             ========        ========


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                PERIOD ENDED MARCH 31,
                                                  1998           1997
                                                --------       --------
Revenues:
  Software licenses ......................      $  2,599       $  1,364
  Maintenance, installation and training .         1,008          1,297
                                                --------       --------
          Total revenues .................         3,607          2,661
                                                --------       --------
Cost of revenues:
  Software licenses ......................           194            281
  Maintenance, installation and training .           648            852
                                                --------       --------
          Total cost of revenues .........           842          1,133
                                                --------       --------
     Gross profit ........................         2,765          1,528
                                                --------       --------
Operating expenses:
  Product development ....................         1,049          1,087
  Sales and marketing ....................         1,760          1,796
  General and administrative .............           670            600
                                                --------       --------
          Total operating expenses .......         3,479          3,483
                                                --------       --------
Operating loss ...........................          (714)        (1,955)
Interest income, net .....................           121            121
                                                --------       --------
          Loss before income taxes .......          (593)        (1,834)
Income taxes .............................            85             65
                                                --------       --------
          Net loss .......................      $   (678)      $ (1,899)
                                                ========       ========
Basic and diluted net loss per share .....      $  (0.06)      $  (0.18)
                                                ========       ========
Shares used in computing basic and diluted
net loss per share .......................        10,511         10,298
                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          PERIOD ENDED MARCH 31,
                                                          ----------------------
                                                           1998          1997
                                                          -------       -------
Cash flows from operating activities:
  Net loss .........................................      $  (678)      $(1,899)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ..................          195           161
    Amortization of deferred compensation ..........           11            11
    Changes in operating assets and liabilities:
      Accounts receivable ..........................         (298)        2,445
      Prepaid expenses .............................           32           178
      Accounts payable .............................          123          (537)
      Accrued expenses .............................           52          (360)
      Deferred revenue .............................         (503)           45
      Other liabilities ............................           --          (100)
                                                          -------       -------
         Net cash used in operating activities .....       (1,066)          (56)
                                                          -------       -------
Cash flows from investing activities:
  Purchase of property and equipment ...............          (43)         (303)
  Purchase of short-term investments ...............           --          (496)
  Sales and maturities of short-term investments ...        2,933         1,158
  Other assets .....................................           31          (197)
                                                          -------       -------
         Net cash provided by (used in) investing
           activities ..............................        2,921           162
                                                          -------       -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock .......           22            10
  Repayment of shareholder receivable ..............           --           233
  Principal payments under capital lease obligations          (89)          (89)
                                                          -------       -------
         Net cash provided by (used in) financing
           activities ..............................          (67)          154
                                                          -------       -------
Change in cash and cash equivalents ................        1,788           260
Cash and cash equivalents at beginning of period ...        4,662         7,012
                                                          -------       -------
Cash and cash equivalents at end of period .........      $ 6,450       $ 7,272
                                                          =======       =======
Supplemental disclosures:
  Cash paid for interest: ..........................      $    16       $    36
                                                          =======       =======


     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIOD ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated balance sheet of Worldtalk Corporation and its subsidiaries ("Worldtalk" or the "Company") as of March 31, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flow for the three months ended March 31, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statement. The December 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principle. The results of operation for the three months ended March 31, 1998 are not necessary indicative of results to be expected for the entire year.

   For software arrangements entered into after December 31, 1997, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 requires the Company to recognize revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Accordingly, the Company generally recognizes license fee revenue upon product shipment provided there are no contingencies and collection is probable.

EARNINGS PER SHARE

   Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the periods ending March 31, 1998 and 1997, common stock options totaling 1,733 and 1,613, respectively, were omitted from the computation, as their impact would be antidilutive.

COMPREHENSIVE INCOME

   Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is net income plus direct adjustment to stockholders' equity.

   The following table reconciles comprehensive income to reported net income (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                            1998        1997
                                                            -----      -------
Net loss                                                    $(678)     $(1,899)
  Unrealized holding loss on investments, net of tax           (2)         (18)
                                                            -----      -------
Total comprehensive loss                                    $(680)     $(1,917)
                                                            =====      =======

(2) LEGAL PROCEEDINGS

   The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

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

   The Company is an Internet security company focused on providing e-mail security and policy management solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch. During 1996, Worldtalk initiated a major product development program to leverage the Company's technology base and expertise in UNIX-based e-mail connectivity backbones and directory services to develop new Windows NT-based Internet e-mail security and connectivity products. These products, WorldSecure Server and NetTalk, were released in 1997. During 1997, the Company experienced a more rapid decline in its UNIX-based NetJunction product than had been anticipated at the end of 1996. The Company believes that this was caused by a combination of factors. These included a more rapid market shift from UNIX-based systems to Windows NT-based systems and the desire of organizations to utilize Internet standards-based technology to build corporate intranets in place of private, proprietary network backbones. The Company's results improved by the fourth quarter of 1997 as a result of increased revenue from the new Windows NT-based products and the implementation of effective cost control measures and this improvement continued for the first quarter of 1998.

   The Company has experienced a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to the majority of software license revenue coming from Windows NT-based e-mail security and connectivity products in the last quarter of 1997 and the first quarter of 1998. However, a significant portion of the revenue reported from these products during the first quarter of 1998 came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. During each quarter of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from another reseller. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of these resellers in the marketplace. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Further revenue from these new Windows NT-based products will depend increasingly on the success of third-party reseller channels. In this regard, the Company entered into product distribution relationships in 1997 with The Peapod Group (Peapod) based in the United Kingdom, ASCII Something Good Corporation (ASCII) based in Japan, Secutiry Dynamics Technologies (SDTI) worldwide, and various other resellers in the United States and in foreign markets. A key element of the Company's future revenue growth will be the ability of the Company's resellers to sell the Company's products in volume. There can be no assurance that the Company's resellers will be successful in marketing these products or that the Company's new windows NT-based products will achieve bread market acceptance.

   By the second half of 1998, the Company anticipates that most of its development and marketing efforts will be focused on the Windows NT-based security products. The Company also plans to continue maintaining and supporting its NetJunction product line and believes that there may be a continuing revenue stream from this activity for a limited time in the future. Although the Company believes that these products may continue to be viable in the marketplace, the Company plans to utilize its resources to exploit the Internet security market. There can be no assurance that the Company will continue to recognize revenue from NetJunction or that the Company's Internet Security products will achieve bread market acceptance.

   The Company's Windows NT-based Internet security and policy management products will also place the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis size or that the Company will be able to successfully compete with vendors that have greater resources than the Company. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

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

RESULTS OF OPERATIONS

   The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                 PERIOD ENDED MARCH 31,
                                                 ----------------------
                                                   1998         1997
                                                   -----        -----
        Revenue:
          Software licenses ..................      72.1%        51.3%
          Maintenance, installation and
            training .........................      27.9         48.7
                                                   -----        -----
                  Total revenue ..............     100.0        100.0
                                                   -----        -----
        Cost of revenue:
          Software licenses ..................       5.3         10.6
          Maintenance, installation and
            training .........................      18.0         32.0
                                                   -----        -----
                  Total cost of revenue ......      23.3         42.6
                                                   -----        -----
        Gross margin .........................      76.7         57.4
                                                   -----        -----
        Operating expenses:
          Product development ................      29.1         40.9
          Sales and marketing ................      48.8         67.5
          General and administrative .........      18.6         22.5
                                                   -----        -----
                  Total operating expense ....      96.5        130.9
                                                   -----        -----

                  Operating loss .............     (19.8)       (73.4)
        Other income (expense), net ..........       3.4          4.5
                                                   -----        -----
                  Loss before income taxes ...     (16.4)       (68.9)

        Income taxes .........................       2.4          2.4
                                                   -----        -----
                  Net loss ...................     (18.8)%      (71.4)%
                                                   =====        =====

REVENUES

   The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial licenses of its software products, as well as subsequent purchases to expand capacity or add functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software, upon delivery of a permanent key, and the sales price is collectible and the Company has no remaining material arrangements. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. The Company also reported revenue from shipments pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. During each other quarter of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from another reseller

   The Company's total revenues were $3.6 million for the three months ended March 31, 1998 as compared to $2.7 million for the same period in 1997, representing an increase of 35.1%.

   Software license revenue was $2.6 million for the three months ended March 31, 1998 as compared to $1.4 million for the same period in 1997, representing an increase of 90.5%. The increase in software license revenue for the first three months of 1998, when compared to the same period last year, was primarily attributable to increased sales volumes while average selling prices stayed constant.

   Maintenance, installation and training revenues were $1.0 million for the three months ended March 31, 1998 as compared to $1.3 million for the same period in 1997, representing a decrease of 22.3%, when compared to the same period last year. Maintenance, installation and training revenue for the first threes months of 1998 decreased from the first threes months of 1997 due to weak NetJunction sales in the second half of fiscal 1997. This resulted in reduced consulting and integration services for the same period, along with the increase in the percentage of total revenue from the sale of Windows NT-based products which require less consulting and maintenance, resulted in lower maintenance, installation and training revenue. The Company expects that maintenance, installation and training revenues will decline as a percentage of revenue in the future as the Company increases sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

COST OF REVENUES

   The Company's total cost of revenues was $842,000 for the three months ended March 31, 1998 as compared to $1.1 million for the same period in 1997, representing a decrease of 25.7%.

   Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $194,000 for the three months ended March 31, 1998 as compared to $281,000 for the same period in 1997, representing a decrease of 31.0%. The decrease in cost of product revenues for the first three months of 1998, when compared to the same period last year, was primarily due to reductions in the cost of certain fixed price royalty arrangements with third-party vendors and other amortized costs. Amortized costs include manuals, disk duplications and packaging materials, which do not fluctuate in direct proportion to license revenues.

   Maintenance, installation and training costs consist principally of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $648,000 for the three months ended March 31, 1998 as compared to $852,000 for the same period in 1997, representing a decrease of 23.9%. The decrease was due to the Company's reduction of headcount early in the second half of 1997, and the Company's continued efforts to control costs in the first three months of 1998. The Company expects that maintenance, installation and training costs will decline as a percentage of revenue in the future, as the Company increases sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

PRODUCT DEVELOPMENT

   Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses are incurred for the research, design and development of new products, enhancements of existing products and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were $1.0 million for the three months ended March 31, 1998 as compared to $1.1 million for the same period in 1997, representing an increase of 3.5%. Product development expenses represented 29.1% and 40.9% of total revenues for the first quarter of 1998 and the first quarter of 1997, respectively. The decrease in absolute dollars in product development for the first three months of 1998, when compared to the same period in 1997, was due to decreased staffing and associated support costs of software engineers and consultants during the second half of 1997. The decreases in product development expenses as a percentage of total revenues were attributable to the fluctuations in revenues for the respective periods and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

SALES AND MARKETING

   Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade show expenses and promotional expenses. Sales and marketing expenses were $1.8 million for the three months ended March 31, 1998 as compared to $1.8 million for the same period in 1997. This represents no change in absolute dollars for the first three months of 1998, when compared to the same period in 1997. Sales and marketing expenses represented 48.8% and 67.5% of total revenues for the first three months of 1998 and the first three months of 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues was attributable to the fluctuations in revenues for the respective periods and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $670,000 for the three months ended March 31, 1998 as compared to $600,000 for the same period in 1997, representing an increase of 11.7%. General and administrative expenses represented 18.6% and 22.5% of total revenues for the first three months of 1998 and the first three months of 1997, respectively. The increase in absolute dollars for the first quarter of 1998, when compared to the same period in 1997, were attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business. The decrease in general and administrative expenses as a percentage of total revenues was attributable to the fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will continue to increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

NET INTEREST INCOME

   Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income was $121,000 and $121,000 for the first three months of 1998 and the first three months of 1997, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had cash and cash equivalents of $6.4 million, short-term investments of $3.5 million and working capital of $6.0 million. The Company had a $2.0 million bank line of credit, which expired on January 9, 1998. As of April 30, 1998 the Company had not yet renewed this line of credit agreement. As of March 31, 1998, the Company had an outstanding loan agreement in the amount of $243,000 with General Bank.

   Net cash used in operating activities amounted to $1.1 million for the three months ended March 31, 1998, which was comprised principally of the Company's net loss of $678,000, a decrease in deferred revenue of $503,000 and an increase in accounts receivable of $298,000, offset by an increase in accounts payable, accrued expenses, and other liabilities of $175,000, a decrease in prepaid expenses of $32,000 and depreciation and amortization of $206,000.

   Net cash provided from investing activities amounted to $2.9 million for the three months ended March 31, 1998, which included maturities of short-term investments of $2.9 million and a decrease in other assets of $31,000, offset by $43,000 for purchases of property and equipment. The Company currently has no significant capital commitments for the remainder of fiscal 1998.

   Net cash used in financing activities amounted to $67,000 for the three months ended March 31, 1998 which included net proceeds from the issuance of common stock of $22,000, offset by principal payments under capital lease obligations of $89,000.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $24.3 million as of March 31, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

   The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. In addition, significant revenue was reported during the first quarter of 1998 from non-refundable minimum commitments from two large resellers which do not directly reflect sales to end-users. During each other quarter of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from another reseller. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of these resellers in the marketplace. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Failure of the Company's resellers to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factor. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1997 and the first quarter of 1998. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

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

   The Company's future operating results are significantly dependent upon market acceptance of its new Windows NT-based e-mail security and policy management products. The Company has devoted substantial resources to the introduction of these new products and the development of new sales channels during the second and third quarters of fiscal 1997. The Company has experienced revenue growth in part of the sales of the new products. However, there can be no assurance that the Company will be successful in this regard in the future.

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

   International sales accounted for 35.7% of the Company's total sales for the three months ended March 31, 1998 compared to 28.9% for the same period in 1997. It is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export licenses from the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements which must be assumed by the Company. Export of "strong encryption" products requires that the Company comply with certain key recovery requirements imposed by the United States government. There is no assurance that the Company will be successful in obtaining additional licenses. Failure to do so would adversely affect international sales of the Company's

WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. Recently Network Associates, a competitor, announced that it would allow its Swiss subsidiary to begin selling an international version of a strong encryption program, which it maintains does not require a Department of Commerce approved export license. To the extent that Network Associates is successful with this position, other companies, including Worldtalk, would be at a competitive disadvantage in foreign markets for some period of time, possibly resulting in lower than anticipated sales. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 5. CHANGE IN MANAGEMENT

   Stephen R. Bennion, Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of World talk has resigned as of May 8, 1998.

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are being filed as part of this report on Form 10-Q:

     11.1    Statement re: Computation of Net Income (Loss) per Share
     27.1    Financial Data Schedule

(b)  Report on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998
                                  ORLDTALK COMMUNICATIONS
                                  CORPORATION




                                  By: /s/ BERNARD HARGUINDEGUY
                                      -----------------------------------------
                                          Bernard Harguindeguy
                                          President and Chief Executive Officer
                                          (Duly authorized officer)

                               INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
 11.1               Computation of Net Loss Per Share
 27.1               Financial Data Schedule