Form 10-Q
period 1998-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1998-08-14
CIK 1008588

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

                  For the quarterly period ended June 30, 1998
                                       or

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on August 10, 1998 was 10,593,055 shares.

================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                     Page
PART I            FINANCIAL INFORMATION                                                                             Number
ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..................    3

                  Condensed Consolidated Statements of Operations for the three and six month periods

                     ended June 30, 1998 and 1997..................................................................    4

                  Consolidated Statements of Cash Flows for the six month periods ended

                     June 30, 1998 and 1997........................................................................    5

                  Notes to Condensed Consolidated Financial Statements.............................................    6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations............    7



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings................................................................................   15

ITEM 4:           Submission of Matters to a Vote of Security Holders..............................................   15

ITEM 5.           Change in Management.............................................................................   15

ITEM 6:           Exhibits and Reports on Form 8-K.................................................................   15

                  Signature........................................................................................   16

                  Exhibits.........................................................................................   17

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                      WORLDTALK CORPORATION AND SUBSIDIARY

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                             (Unaudited)
                                                               ASSETS

                                                                                                     June 30,           December 31,
                                                                                                       1998                  1997
                                                                                                     --------              --------
Current assets:
  Cash and cash equivalents ............................................................             $  8,038              $  4,662
  Short-term investments ...............................................................                  996                 6,415
  Accounts receivable, net of allowance for doubtful
    accounts of $121 and $121, respectively ............................................                3,638                 3,039
  Prepaid expenses .....................................................................                  706                   935
                                                                                                     --------              --------
          Total current assets .........................................................               13,378                15,051

Property and equipment, net ............................................................                1,383                 1,658
Other assets ...........................................................................                  494                   556
                                                                                                     --------              --------
                                                                                                     $ 15,255              $ 17,265
                                                                                                     ========              ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................................             $    800              $    760
  Short-term debt ......................................................................                  243                   243
  Capital lease obligations ............................................................                  296                   471
  Accrued expenses .....................................................................                3,195                 3,041
  Deferred revenue .....................................................................                2,792                 4,094
                                                                                                     --------              --------
          Total liabilities ............................................................                7,326                 8,609
                                                                                                     ========              ========
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares  authorized,
   10,582 and 10,487 shares issued and outstanding in 1998
   and 1997, respectively ..............................................................                  106                   105
  Additional paid-in capital ...........................................................               32,572                32,301
  Deferred compensation ................................................................                  (68)                  (89)
  Accumulated deficit ..................................................................              (24,681)              (23,661)
                                                                                                     --------              --------
          Total stockholders' equity ...................................................                7,929                 8,656
                                                                                                     --------              --------
                                                                                                     $ 15,255              $ 17,265
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


                                                WORLDTALK CORPORATION AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)

                                                                          Three Months ended June 30,      Six Months ended June 30,
                                                                          ---------------------------      -------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Revenues:
  Software licenses ................................................       $  3,018        $  1,056        $  5,617        $  2,420
  Maintenance, installation and training ...........................          1,093           1,204           2,101           2,501
                                                                           --------        --------        --------        --------
          Total revenues ...........................................          4,111           2,260           7,718           4,921
                                                                           --------        --------        --------        --------
Cost of revenues:
  Software licenses ................................................            198             217             392             499
  Maintenance, installation and training ...........................            660             800           1,308           1,651
                                                                           --------        --------        --------        --------
          Total cost of revenues ...................................            858           1,017           1,700           2,150
                                                                           --------        --------        --------        --------
     Gross profit ..................................................          3,253           1,243           6,018           2,771
                                                                           --------        --------        --------        --------
Operating expenses:
  Product development ..............................................          1,023           1,167           2,072           2,254
  Sales and marketing ..............................................          1,892           2,190           3,652           3,986
  General and administrative .......................................            697             657           1,367           1,256
                                                                           --------        --------        --------        --------
          Total operating expenses .................................          3,612           4,014           7,091           7,496
                                                                           --------        --------        --------        --------
Operating loss .....................................................           (359)         (2,771)         (1,073)         (4,725)
Interest income, net ...............................................            102             135             223             255
                                                                           --------        --------        --------        --------
          Loss before income taxes .................................           (257)         (2,636)           (850)         (4,470)
Income taxes .......................................................             85            --               170              64
                                                                           --------        --------        --------        --------
          Net loss .................................................       $   (342)       $ (2,636)       $ (1,020)       $ (4,534)
                                                                           ========        ========        ========        ========
Basic and diluted net loss per share ...............................       $  (0.03)       $  (0.25)       $  (0.10)       $  (0.44)
                                                                           ========        ========        ========        ========
Shares  used in  computing  basic and diluted net loss
per share ..........................................................         10,570          10,375          10,541          10,359
                                                                           ========        ========        ========        ========

                              See accompanying  notes to condensed  consolidated financial statements.

                                                                      4


                                                WORLDTALK CORPORATION AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                         Period ended June 30,
                                                                                                     -------------------------------
                                                                                                       1998                   1997
                                                                                                     -------                -------
Cash flows from operating activities:
  Net loss ...........................................................................               $(1,020)               $(4,534)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ....................................................                   391                    421
    Amortization of deferred compensation ............................................                    21                     21
    Changes in operating assets and liabilities:
      Accounts receivable ............................................................                  (599)                 2,213
      Prepaid expenses ...............................................................                   229                   (186)
      Accounts payable ...............................................................                    40                   (424)
      Accrued expenses ...............................................................                   154                   (489)
      Deferred revenue ...............................................................                (1,302)                   100
      Other liabilities ..............................................................                  --                     (100)
                                                                                                     -------                -------
         Net cash used in operating activities .......................................                (2,086)                (2,978)
                                                                                                     -------                -------
Cash flows from investing activities:
  Purchase of property and equipment .................................................                  (116)                  (464)
  Purchase of short-term investments .................................................                  --                   (1,495)
  Sales and maturities of short-term investments .....................................                 5,419                  2,518
  Other assets .......................................................................                    62                    101
                                                                                                     -------                -------
         Net cash provided by investing activities ...................................                 5,365                    660
                                                                                                     -------                -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock .........................................                   272                    308
  Repayment of shareholder receivable ................................................                  --                      233
  Principal payments under capital lease obligations .................................                  (175)                  (177)
                                                                                                     -------                -------
         Net cash provided by financing activities ...................................                    97                    364
                                                                                                     -------                -------
Change in cash and cash equivalents ..................................................                 3,376                 (1,954)
Cash and cash equivalents at beginning of period .....................................                 4,662                  7,012
                                                                                                     -------                -------
Cash and cash equivalents at end of period ...........................................               $ 8,038                $ 5,058
                                                                                                     =======                =======
Supplemental disclosures:
  Cash paid for interest: ............................................................               $    27                $    59
                                                                                                     =======                =======

                              See accompanying  notes to condensed  consolidated financial statements.

                                                                 5

                      WORLDTALK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Period ended June 30, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)

Basis of Presentation

    The accompanying unaudited condensed consolidated balance sheets of Worldtalk Corporation and its subsidiary ("Worldtalk" or the "Company") as of June 30, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flow for the three and six month periods ended June 30, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December
1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operation for the three and six month periods ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.

    For software arrangements entered into after December 31, 1997, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 requires the Company to recognize revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Accordingly, revenues from software licenses are generally recognized upon shipment of software and delivery of a permanent key, and that the revenue is collectible and the Company is not obligated to provide significant customization for the software.

Earnings per Share

    Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the periods ending June 30, 1998 and 1997, common stock options approximately totaling 1,933,000 and 1,613,000 respectively, were omitted from the computation, as their impact would be antidilutive.

Comprehensive Income

    Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is net income plus direct adjustment to stockholders' equity. There are no material differences between the net loss and the total comprehensive loss.

Legal Proceedings

    The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

    In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

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

    The Company is an Internet security company focused on providing e-mail security and policy management solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch. During 1996, Worldtalk initiated a major product development program to leverage the Company's technology base and expertise in UNIX-based e-mail connectivity backbones and directory services to develop new Windows NT-based Internet e-mail security and connectivity products. These products, WorldSecure Server and NetTalk, were released in 1997. During 1997, the Company experienced a more rapid decline in its UNIX-based NetJunction product than had been anticipated at the end of 1996. The Company believes that this was caused by a combination of factors. These included a more rapid market shift from UNIX-based systems to Windows NT-based systems and the desire of organizations to utilize Internet standards-based technology to build corporate intranets in place of private, proprietary network backbones. The Company's results started improving in the fourth quarter of 1997 and have continued to improve in the first and second quarters of 1998 as a result of increased revenue from the new Windows NT-based products and the implementation of effective cost control measures.

    The Company has experienced a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to 81% of software license revenue coming from Windows NT-based e-mail security and connectivity products in second quarter of 1998. A significant portion of the revenue reported from these products during the first and second quarters of 1998 came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of these resellers in the marketplace, one of which is the Company's Japanese distributor. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Further revenue from these new Windows NT-based products will depend increasingly on the success of third-party reseller channels. In this regard, the Company entered into product distribution relationships in 1997 with The Peapod Group (Peapod) based in the United Kingdom, ASCII Something Good Corporation (ASCII) based in Japan, Security Dynamics Technologies (SDTI) worldwide, and various other resellers in the United States and in foreign markets. A key element of the Company's future revenue growth will be the ability of the Company's resellers to sell the Company's products in volume. There can be no assurance that the Company's resellers will be successful in marketing these products or that the Company's new windows NT-based products will achieve broad market acceptance.

    The financial results for the first and second quarters of 1998 include software license revenue from the Company's Japanese distributor. As of August 12, 1998, the Japanese distributor is in arrears for the payment associated with the first quarter license revenue which was payable during the second quarter of 1998. In addition, as of August 12, 1998, the Japanese distributor is also in arrears for the payment associated with the second quarter license revenue which was payable during the early part of the third quarter of 1998. The Company believes that collection is probable as the Company has received continued assurances of payment for the overdue amount from the Japanese distributor and its partners. However, the Company has not yet received payment. If the Company is unable to collect the amounts due for the first and second quarters software license revenue or minimum payments for future quarters, the financial results would be materially impacted.

    The Company is currently concentrating its development, sales and marketing efforts on the Windows NT-based security products. The Company also plans to continue maintaining and supporting its NetJunction product line and believes that there may be a continuing revenue stream from this activity for a limited time in the future. Although the Company believes that these products may continue to be viable in the marketplace, the Company plans to utilize its resources to exploit the Internet security market. There can be no assurance that the Company will continue to recognize revenue from NetJunction or that the Company's Internet Security products will achieve broad market acceptance.

    The Company's Windows NT-based Internet security and policy management products will also place the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis or that the Company will be able to successfully compete with vendors that have greater resources than the Company. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

    The Company believes that its products are or will be compliant with customer requirements for operations through the year 2000 and beyond. Many customers require such certification and warranties before purchasing products. Failure of the Company's products to function through the year 2000 could cause material liabilities to the Company to correct such defects.

    The Company has an active program to make all of its computer facilities year 2000 compliant by the middle of 1999. The Company's product development computer environment is currently year 2000 compliant to the best of the
Company's  knowledge.  The  Company's  desktop  productivity  (word  processing, spreadsheets...)  computer  environment  is  anticipated  to  become  year  2000 compliant  with an upgrade to the  Windows 98  operating  system and  associated announced Office 2000 suite of products. The Company's financial systems currently store data in a four-digit format while the application itself is not year 2000 compliant. The Company's telecommunications systems will become year 2000 compliant with existing upgrades from the Company's current vendor. The risks to the Company associated with the year 2000 compliant software include the potential partial loss of customer information and voicemail functionality. The company's contingency plan to address the above would primarily consist of switching to alternative vendors for standard office productivity and telecommunications software. The anticipated cost to become year 2000 compliant is under $100,000.

Results of Operations

    The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                             Three Months     Six Months Ended
                                            Ended June 30,        June 30,
                                           ---------------    ----------------
                                            1998      1997      1998     1997
                                           -----     -----     -----     -----
Revenue:
  Software licenses ....................    73.4%     46.7%     72.8%     49.2%
  Maintenance, installation
   and training ........................    26.6      53.3      27.2      50.8
                                           -----     -----     -----     -----
          Total revenue ................   100.0     100.0     100.0     100.0
                                           -----     -----     -----     -----
Cost of revenue:
  Software licenses ....................     4.8       9.6       5.1      10.1
  Maintenance, installation and
   training ............................    16.1      35.4      16.9      33.6
                                           -----     -----     -----     -----
          Total cost of revenue ........    20.9      45.0      22.0      43.7
                                           -----     -----     -----     -----
Gross margin ...........................    79.1      55.0      78.0      56.3
                                           -----     -----     -----     -----
Operating expenses:
  Product development ..................    24.9      51.6      26.8      45.8
  Sales and marketing ..................    46.0      96.9      47.3      81.0
  General and administrative ...........    17.0      29.1      17.8      25.5
                                           -----     -----     -----     -----
          Total operating expense ......    87.9     177.6      91.9     152.3
                                           -----     -----     -----     -----
          Operating loss ...............    (8.8)   (122.6)    (13.9)    (96.0)
Other income (expense), net ............     2.5       6.0       2.9       5.2
                                           -----     -----     -----     -----
Loss before income taxes ...............    (6.3)   (116.6)    (11.0)    (90.8)
Income taxes ...........................     2.0    --           2.2       1.3
                                           -----     -----     -----     -----
          Net loss .....................    (8.3)%  (116.6)%   (13.2)%   (92.1)%
                                           =====     =====     =====     =====

Revenues

    The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial licenses of its software products, as well as subsequent purchases to expand capacity or add functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software and delivery of a permanent key, and that the revenue is collectible and the Company is not obligated to provide significant customization for the software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. The Company also reported revenue from shipments pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. During the remaining quarters of 1998, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller based on product sell-through and guaranteed quarterly minimum commitments from the Japanese distributor.

         The Company's total revenues for the three and six months ended June 30, 1998 were $4.1 million and $7.7 million, respectively, an increase of $1.9 million or 82% and $2.8 million or 57% when compared to the same periods last year and a increase of $504,000 or 14% when compared with the immediately preceding quarter ended March 31, 1998.

         Software license revenues for the three and six months ended June 30, 1998 were $3.0 million and $5.6 million, respectively, an increase of $2.0 million or 186% and $3.2 million or 132% when compared to the same periods last year and an increase of $419,000 or 16% when compared to the immediately preceding quarter. The increase in software license revenue for the first three and six months of 1998, when compared to the same period last year, was primarily attributable to increased sales of the Windows NT-based e-mail security products, WorldSecure and NetTalk.

      Maintenance, installation and training revenues for the three and six months ended June 30, 1998 were $1.1 million and $2.1 million, respectively, a decrease of $111,000 or 9% and $400,000 or 16% when compared to the same periods last year and an increase of $85,000 or 8% when compared to the immediately preceding quarter. The decreases in maintenance, installation and training revenues from the comparable periods last year were attributable to the shift in product sales. The increase in maintenance, installation and training revenues from the immediately preceding quarter was attributable to the increased WorldSecure and NetTalk software license revenue, since maintenance and installation revenues are derived primarily from the Company's software license installations.

Cost of Revenues

      The Company's total costs of revenues for the three and six months ended June 30, 1998 were $858,000 and $1.7 million, respectively, as compared to $1.0 million and $2.2 million for the same periods in 1997 and $842,000 for the immediately preceding quarter ended March 31, 1998, representing decreases of 16% and 21% from the same periods last year and an increase of 2% from the quarter ended March 31, 1998.

    Cost of product revenues, consisting of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials, and shipping expenses, were $198,000 and $392,000 for the three and six months ended June 30, 1998, as compared to $217,000 and $499,000 for the same periods last year and $194,000 for the quarter ended March 31, 1998, representing a decrease of 9%, a decrease of 21% and an increase of 2%, respectively. The decrease in cost of product revenues, when compared to the same period last year, was primarily due to reductions in the cost of certain fixed price royalty arrangements with third-party vendors and other amortized costs. Amortized costs include manuals, disk duplications and packaging materials, which do not fluctuate in direct proportion to license revenues.

      Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $660,000 and $1.3 million for the three and six months ended June 30, 1998, as compared to $800,000 and $1.7 million for the same periods last year and $648,000 for the immediately preceding quarter ended March 31, 1998, representing decreases of 18% and 21%, and an increase of 2%, respectively. The decreases from the same periods last year were due to the Company's reduction of headcount early in the second half of 1997, and the Company's continued efforts to control costs in the first half of 1998. The Company expects that maintenance, installation and training costs will decline as a percentage of revenue in the future, as the Company increases sales of Windows NT-based e-mail security and policy management products that require less maintenance, installation and training.

Product Development

          Product development expenses consisting primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three and six months ended June 30, 1998 were $1.0 million and $2.1 million as compared to $1.2 million and $2.3 million for the same periods last year and $1.0 million for the immediately preceding quarter, representing decreases of 12%, 8% and 2%, respectively. Product development expenses represented 25% and 52% of total revenues for the second quarter of 1998 and the second quarter of 1997, respectively. The decrease in absolute dollars in product development for the first three and six months of 1998, when compared to the same periods in 1997, was due to decreased staffing and associated support costs of software engineers and consultants during the second half of 1997. The decreases in product development expenses as a percentage of total revenues were attributable to increasing revenues for the respective periods and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in absolute dollar amounts in the future.

Sales and Marketing

          Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses, and promotional expenses. Sales and marketing expenses for the three and six months ended June 30, 1998 were $1.9 million and $3.7 million, as compared to $2.2 million and $4.0 million for the same periods in 1997 and $1.8 million for the quarter ended March 31, 1998, representing decreases of 14% and 8% and an increase of 8%, respectively. Sales and marketing expenses represented 46% and 97% of total revenues for the second quarters of 1998 and 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues was attributable to increasing revenues for the respective periods and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

General and Administrative

    General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and executive management of the Company. General and administrative expenses for the three and six months ended June 30, 1998 were $697,000 and $1.4 million as compared to $657,000 and $1.3 million for the same periods in 1997 and $670,000 for the immediately preceding quarter ended March 31, 1998, representing increases of 6%, 9% and 4%, respectively. General and administrative expenses represented 17% and 29% of total revenues for the second quarters of 1998 and 1997, respectively. The increase in absolute dollars for the first quarter and first half of 1998, when compared to the same periods in 1997, were attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business. The decrease in general and administrative expenses as a percentage of total revenues was attributable to increasing revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will continue to increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

Net Interest Income

          Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income for the three and six months ended June 30, 1998 was $102,000 and $223,000, as compared to $135,000 and $255,000 for the same periods last year and $121,000 for the immediately preceding quarter, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

    At June 30, 1998, the Company had cash, cash equivalents and short term investments of $9.0 million and working capital of $6.1 million. The Company had a $2.0 million bank line of credit, which expired on January 9, 1998. As of August 10, 1998 the Company had not yet renewed this line of credit agreement. As of June 30, 1998, the Company had an outstanding loan agreement in the amount of $243,000 with the bank.

      Net cash used in operating activities amounted to $2.1 million for the six months ended June 30, 1998, which was comprised principally of the Company's net loss of $1.0 million, a decrease in deferred revenue of $1.3 million and an increase in accounts receivable of $599,000, offset by an increase in accounts payable, accrued expenses, and other liabilities of $194,000, a decrease in prepaid expenses of $229,000 and depreciation and amortization of $412,000.

    Net cash provided from investing activities amounted to $5.4 million for the six months ended June 30, 1998, which included maturities of short-term investments of $5.4 million and a decrease in other assets of $62,000, offset by $116,000 for purchases of property and equipment. The Company currently has no significant capital commitments for the remainder of fiscal 1998.

    Net cash provided by financing activities amounted to $97,000 for the six months ended June 30, 1998 which included net proceeds from the issuance of common stock of $272,000, offset by principal payments under capital lease obligations of $175,000.

    The Company may, in the future, pursue acquisitions of complementary companies or technologies, or divest certain products and related services, to further strategic corporate objectives. Such transactions could result in a significant use of or an increase in cash and earnings per share dilution or increase caused by reduced or increased interest income and/or the issuance of additional stock. Additionally, costs associated with the acquisition or divestiture of companies, products and related services or technologies could materially impact future operating results. Further, such acquisitions could result in the immediate write-off of research and development in process and expenses relating to integration costs. Such costs could result in significant losses or gains in one or more fiscal quarters.

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

Additional Factors That May Affect Future Results

    The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $24.7 million as of June 30, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

    The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers'
purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. In addition, significant revenue was reported during the first and second quarters of 1998 from non-refundable minimum commitments from two large resellers which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of these resellers in the marketplace, one of which is the Japanese distributor. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Failure of the Company's resellers to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's success depends on the performance of management and key personnel. There have been several executive level changes during 1997 and during the first six months of 1998. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

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

    The Company's future operating results are significantly dependent upon market acceptance of its new Windows NT-based e-mail security and policy management products. The Company has devoted substantial resources to the introduction of these new products and the development of new sales channels.

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

    The financial results for the first and second quarters of 1998 include software license revenue from the Company's Japanese distributor. As of August 12, 1998, the Japanese distributor is in arrears for the payment associated with the first and second quarter license revenue. See "Overview" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company is unable to collect the amounts due for the first and second quarters software license revenue or payments for future quarters, the financial results would be materially impacted. The Company's agreement with the Japanese distributor calls for additional minimum license payments in future quarters of 1998 as well as in 1999. If the Japanese distributor continues to be in arrears for its payments associated with revenue recognized in the first and second quarters of 1998 or with its payment obligations in general, this could impact the company's ability to recognize future license revenues in the Japan marketplace associated with its Japanese distributor. The inability to recognize these revenues in the second half of 1998 could decreased revenues and increased losses until a new Japanese distributor is found, if one could be found at all.

    International license sales accounted for 42% of the Company's total sales for the three months ended June 30, 1998 compared to 8% for the same period in 1997. It is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export licenses from the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements which must be assumed by the Company. Export of "strong encryption" products requires that the Company comply with certain key recovery requirements imposed by the United States government. There is no assurance that the Company will be successful in obtaining additional licenses. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. Recently Network Associates, a competitor, announced that it would allow its Swiss subsidiary to begin selling an international version of a strong encryption program, which it maintains does not require a Department of Commerce approved export license. To the extent that Network Associates is successful with this position, other companies, including Worldtalk, would be at a competitive disadvantage in foreign markets for some period of time, possibly resulting in lower than anticipated sales. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

      On June 12, 1998, the Company held an Annual Meeting of Stockholders (the "Meeting") at which the following matters were submitted for approval by the stockholders: (i) election of two directors of the Company, with each to serve until his term expires and his successor has been elected and qualified or until such director's earlier resignation, death or removal; (ii) ratification of the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1998; and (iii) amendment of the Company's 1996 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares. A total of 9,596,022 shares were represented at the Meeting, in person or by proxy, equal to approximately 91% of the outstanding shares of the Company's Common Stock.

Each nominee to the Board of Directors was elected by the vote set forth below:


         Nominee                      Votes For              Votes Withheld
         -------                      ---------              --------------
         David J. Cowan               9,563,277                32,745
         Wade Woodson                 9,563,277                32,745

      The selection of KPMG Peat Marwick LLP as the Company's independent accountants was approved by the following vote: 9,594,837 shares voted in favor, 785 shares voted against, 400 shares abstained. The amendment to the Company's 1996 Equity Incentive Plan was approved by the following vote: 6,741,936 shares voted in favor, 395,139 shares voted against, 1,107 shares abstained and 2,457,840 broker non-votes.

Item 5. Change in Management

    Todd Hagen, Vice President, Finance and Administration, Chief Financial Officer and Secretary of Worldtalk joined the company on May 26, 1998.
    Sathvik Krishnamurthy, Vice President of Engineering of Worldtalk has resigned as of April 30, 1998.

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

Date:  August 14, 1998
                                      WORLDTALK COMMUNICATIONS
                                      CORPORATION




                                       By: /s/  TODD HAGEN
                                           -------------------------------------
                                           Todd Hagen
                                           Vice President and Chief Financial
                                           Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)