Form 10-Q/A
period 1998-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1998-09-04
CIK 1008588

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

                          FORM 10-Q/A - AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                ----------------

                                  (408)567-1500
              (Registrant's telephone number, including area code)

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

--------------------------------------------------------------------------------

       PART II: OTHER INFORMATION

--------------------------------------------------------------------------------

The Registrant hereby amends Part II, Item 6 of its quarterly report on Form 10-Q for the quarterly period ended June 30, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a) The following  exhibits are being filed as part of this report on Form 10-Q:

    10.1 Employment Termination Agreement dated April 10, 1998 with Stephen R. Bennion**

    10.2 Employment Termination Agreement dated June 29, 1998 with Sathvik Krisnamurthy**

    11.1 Statement re: Computation of Net Income (Loss) per Share*

    27.1 Financial Data Schedule *

 * Previously filed.
** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been omitted from the public filing and have been filed separately with the Securities and Exchange Commission.

(b) Report on Form 8-K

    None

Exhibit Index:
                                                                            Page

10.1  Employment  Termination  Agreement  dated  April  10,  1998 with
      Stephen R. Bennion**                                                     5

10.2  Employment  Termination  Agreement  dated  June  29,  1998  with
      Sathvik Krisnamurthy**                                                   8

11.1  Statement re: Computation of Net Income (Loss) per Share *

27.1  Financial Data Schedule*

 * Previously filed.
** Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been omitted from the public filing and have been filed separately with the Securities and Exchange Commission.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 4, 1998
                                              WORLDTALK COMMUNICATIONS
                                               CORPORATION


                                              By: /s/  TODD HAGEN
                                                 -------------------------------
                                                    Todd Hagen
                                                    Vice President and Chief
                                                    Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)