Form 10-Q
period 1998-09-30
WORLDTALK COMMUNICATIONS CORP
filed 1998-11-13
CIK 1008588

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       or

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

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on October 26, 1998 was 10,602,697 shares.

================================================================================

--------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

--------------------------------------------------------------------------------

                                                                                                                     Page
PART I            FINANCIAL INFORMATION                                                                             Number


ITEM 1:           Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1998 and

                     December 31, 1997.............................................................................    3

                  Condensed Consolidated Statements of Operations for the three and nine month

                     periods ended September 30, 1998 and 1997.....................................................    4

                  Consolidated Statements of Cash Flows for the nine month periods ended

                     September 30, 1998 and 1997...................................................................    5

                  Notes to Condensed Consolidated Financial Statements.............................................    6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations............    8



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings................................................................................   17

ITEM 5.           Change in Management.............................................................................   17

ITEM 6:           Exhibits and Reports on Form 8-K.................................................................   17

                  Signature........................................................................................   18

                  Exhibits.........................................................................................   19

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                      WORLDTALK CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                          1998         1997
                                                      ----------     --------
Current assets:
  Cash and cash equivalents .......................    $ 4,942       $ 4,662
  Short-term investments ..........................      2,078         6,415
Accounts receivable, net of allowance for doubtful
   accounts of $1,791 and $121, respectively ......      2,786         3,039
  Prepaid expenses ................................        623           935
                                                       -------       -------
          Total current assets ....................     10,429        15,051

Property and equipment, net .......................      1,228         1,658
Other assets ......................................        465           556
                                                       -------       -------
                                                       $12,122       $17,265
                                                       =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................      $  1,039       $    760
  Short-term debt ................................           243            243
  Capital lease obligations ......................           208            471
  Accrued expenses ...............................         3,562          3,041
  Deferred revenue ...............................         2,265          4,094
                                                        --------       --------
          Total liabilities ......................         7,317          8,609
                                                        --------       --------
Commitments and contingencies
Stockholders' equity:
  Common stock,  $.01 par value; 25,000 shares
   authorized,  10,603 and 10,487
   shares issued and outstanding in 1998
   and 1997, respectively ........................           106            105
  Additional paid-in capital .....................        32,617         32,301
  Deferred compensation ..........................           (58)           (89)
  Accumulated deficit ............................       (27,860)       (23,661)
                                                        --------       --------
          Total stockholders' equity .............         4,805          8,656
                                                        --------       --------
                                                        $ 12,122       $ 17,265
                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                Three Months Ended       Nine Months Ended
                                                                                    September 30,          September 30,
                                                                               --------------------    --------------------
                                                                                   1998        1997        1998        1997
                                                                               --------    --------    --------    --------
Revenues:
   Software licenses .......................................................   $  1,810    $  2,089    $  7,427    $  4,509
   Maintenance, installation, and training .................................        843       1,012       2,944       3,513
                                                                               --------    --------    --------    --------
         Total revenues ....................................................      2,653       3,101      10,371       8,022
                                                                               --------    --------    --------    --------
Cost of revenues:
   Software licenses .......................................................        130         322         522         821
   Maintenance, installation, and training .................................        659         656       1,967       2,307
                                                                               --------    --------    --------    --------
         Total cost of revenues ............................................        789         978       2,489       3,128
                                                                               --------    --------    --------    --------
Gross profit ...............................................................      1,864       2,123       7,882       4,894
                                                                               --------    --------    --------    --------
Operating expenses:
   Sales and marketing .....................................................      1,921       1,666       5,573       5,652
   Product development .....................................................        939       1,074       3,011       3,328
   General and administrative ..............................................      2,262         718       3,629       1,974
                                                                               --------    --------    --------    --------
         Total operating expenses ..........................................      5,122       3,458      12,213      10,954
                                                                               --------    --------    --------    --------
Operating loss .............................................................     (3,258)     (1,335)     (4,331)     (6,060)

Other income, net ..........................................................         79         110         302         365
                                                                               --------    --------    --------    --------
          Loss before income taxes .........................................     (3,179)     (1,225)     (4,029)     (5,695)
Income taxes ...............................................................       --            75         170         139
                                                                               --------    --------    --------    --------
Net loss ...................................................................   $ (3,179)   $ (1,300)   $ (4,199)   $ (5,834)
                                                                               ========    ========    ========    ========
Basic and diluted net loss per share .......................................   $  (0.30)   $  (0.12)   $  (0.40)   $  (0.56)
                                                                               ========    ========    ========    ========
Shares used in computing basic and diluted net loss
per share ..................................................................     10,594      10,480      10,559      10,387
                                                                               ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                      WORLDTALK CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                    Period ended September 30,
                                                                    --------------------------
                                                                       1998          1997
                                                                    ----------     --------
Cash flows from operating activities:
  Net loss.......................................................      $(4,199)    $(5,834)
Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization................................          590         632
    Allowance for doubtful accounts .............................        1,670         --
    Amortization of deferred compensation........................           32          32
    Changes in operating assets and liabilities:
      Accounts receivable........................................       (1,417)      2,988
      Prepaid expenses...........................................          312        (198)
      Accounts payable...........................................          279        (751)
      Accrued expenses...........................................          521        (128)
      Deferred revenue...........................................       (1,828)        (50)
      Other liabilities..........................................           --        (100)
                                                                       -------     -------
         Net cash used in operating activities...................       (4,040)     (3,409)
                                                                       -------     -------
Cash flows from investing activities:
  Purchase of property and equipment.............................         (159)       (603)
  Purchase of short-term investments.............................           --      (6,459)
  Sales and maturities of short-term investments.................        4,337       7,021
  Other assets...................................................           91         147
                                                                       -------     -------
         Net cash provided by investing activities...............        4,269         106
                                                                       -------     -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.....................          316         394
  Payment of bank borrowings.....................................           --          (7)
  Repayment of shareholder receivable............................           --         265
  Principal payments under capital lease obligations.............         (265)       (156)
                                                                       -------     -------
         Net cash provided by financing activities...............           51         496
                                                                       -------     -------
Change in cash and cash equivalents..............................          280      (2,807)
Cash and cash equivalents at beginning of period.................        4,662       7,012
                                                                       -------     -------
Cash and cash equivalents at end of period.......................      $ 4,942     $ 4,205
                                                                       =======     =======
Supplemental disclosures:
  Cash paid for interest:........................................      $    47     $    73
                                                                       =======     =======
Noncash  investing and financing  activities  equipment
acquired  under capital lease obligations:.......................      $    --     $   110
                                                                       =======     =======

     See accompanying notes to condensed consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Period ended September 30, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)


Basis of Presentation

    The accompanying unaudited condensed consolidated balance sheets of Worldtalk Corporation and its subsidiary ("Worldtalk" or the "Company") as of September 30, 1998 and December 31, 1997 and the related unaudited condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operation for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

    For software arrangements entered into after December 31, 1997, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 requires the Company to recognize revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Accordingly, revenues from software licenses are generally recognized upon shipment of software and of a permanent key, and that the revenue is collectible and the Company is not obligated to provide significant customization for the software.

Earnings per Share

    Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the periods ending September 30, 1998 and 1997, common stock options approximately totaling 1,120,000 and 275,000 respectively, were omitted from the computation, as their impact would be antidilutive.

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

    The Company is an Internet security company focused on providing e-mail security and policy management solutions that enable organizations to safely and efficiently use the Internet for global business communication. The Company's products include WorldSecure Server, an e-mail firewall and security policy manager, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory server, and NetJunction, a UNIX-based directory and messaging switch. During 1996, Worldtalk initiated a major product development program to leverage the Company's technology base and expertise in UNIX-based e-mail connectivity backbones and directory services to develop new Windows NT-based Internet e-mail security and connectivity products. These products, WorldSecure Server and NetTalk, were released in 1997. During 1997, the Company experienced a more rapid decline in sales of its UNIX-based NetJunction product than had been anticipated at the end of 1996. The Company believes that this was caused by a combination of factors. These included a more rapid market shift from UNIX-based systems to Windows NT-based systems and the desire of organizations to utilize Internet standards-based technology to build corporate intranets in place of private, proprietary network backbones.

    The Company has experienced a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to 90% of software license revenue coming from Windows NT-based e-mail security and connectivity products in the third quarter of 1998. A significant portion of the revenue reported from these products during the first nine months of 1998 came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above has depended on the success of these resellers in the marketplace, one of which is the Company's former Japanese distributor. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Further revenue from these new Windows NT-based products will depend increasingly on the success of third-party reseller channels. In this regard, the Company entered into product distribution relationships in 1997 with The Peapod Group (Peapod) based in the United Kingdom, ASCII Something Good Corporation (ASG) based in Japan, Security Dynamics Technologies (SDTI) worldwide, and various other resellers in the United States and in foreign markets. As part of the financial results for the third quarter of 1998, the Company announced that the distribution relationship with ASG had been terminated by Worldtalk for ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. For further information regarding the termination of ASG by Worldtalk and the associated impacts, please see the discussions below. A key element of the Company's future revenue growth will be the ability of the Company's resellers to sell the Company's products in volume. There can be no assurance that the Company will successfully replace its Japanese distributor, that the Company's resellers will be successful in marketing these products or that the Company's new Windows NT-based products will achieve broad market acceptance.

    The Company is currently concentrating its development, sales and marketing efforts on the Windows NT-based security products. The Company also plans to continue maintaining and supporting its NetJunction product line and believes that there may be a continuing but decreasing revenue stream from this activity for a limited time in the future. Although the Company believes that these products may continue to be viable in the marketplace, the Company plans to utilize its resources to exploit the Internet security market. There can be no assurance that the Company will continue to recognize revenue from NetJunction or that the Company's Internet Security products will achieve broad market acceptance.

    The Company's Windows NT-based Internet security and policy management products has also placed the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company continues to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis or that the Company will be able to successfully compete with vendors that have greater resources than the Company. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

    The Company believes that its products are or will be compliant with customer requirements for operations through the year 2000 and beyond. Many customers require such certification and warranties before purchasing products. Failure of the Company's products to function through the year 2000 could cause material liabilities to the Company to correct such defects.

    The Company has an active program to make all of its computer facilities year 2000 compliant by the middle of 1999. The Company's product development computer environment is currently year 2000 compliant to the best of the Company's knowledge. The Company's desktop productivity (i.e., word processing, spreadsheets, etc.) computer environment is anticipated to become year 2000 compliant with an upgrade to the Windows 98 operating system and associated announced Office 2000 suite of products. The Company's financial systems currently store data in a four-digit year format while the application itself is not year 2000 compliant. The Company's telecommunications systems will become year 2000 compliant with existing upgrades from the Company's current vendor. The risks to the Company associated with the year 2000 compliant software include the potential partial loss of customer information and voice mail functionality. The company's contingency plan to address the above would primarily consist of switching to alternative vendors for standard office productivity and telecommunications software. The anticipated cost to become year 2000 compliant is under $100,000.

Results of Operations

    The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                      Three Months              Nine Months Ended
                                                     Ended Sept. 30,                Sept. 30,
                                                     ----------------           -----------------
                                                      1998       1997           1998         1997
                                                     -----      -----           ----         ----
     Revenue:
       Software licenses...............               68.2%      67.4%          71.6%        56.2%
       Maintenance, installation and
        training.......................               31.8       32.6           28.4         43.8
                                                     -----      -----          -----        -----
               Total revenue...........              100.0      100.0          100.0        100.0
                                                     -----      -----          -----        -----
     Cost of revenue:
       Software licenses...............                4.9       10.4            5.0         10.2
       Maintenance, installation and
        training.......................               24.8       21.1           19.0         28.8
                                                     -----      -----          -----        -----
               Total cost of revenue...               29.7       31.5           24.0         39.0
                                                     -----      -----          -----        -----
     Gross margin......................               70.3       68.5           76.0         61.0
                                                     -----      -----          -----        -----
     Operating expenses:
       Product development.............               35.4       34.6           29.0         41.5
       Sales and marketing.............               72.4       53.7           53.7         70.5
       General and administrative......               85.3       23.2           35.0         24.6
                                                     -----      -----          -----        -----
               Total operating expense.              193.1      111.5          117.7        136.6
                                                     -----      -----          -----        -----
               Operating loss..........             (122.8)     (43.0)         (41.7)       (75.6)
     Other income (expense), net.......                3.0        3.5            2.9          4.6
                                                     -----      -----          -----        -----
               Loss before income taxes             (119.8)     (39.5)         (38.8)       (71.0)
     Income taxes......................                 --        2.4            1.7          1.7
                                                     ------     -----          -----        -----
               Net loss................             (119.8)%    (41.9)%        (40.5)%      (72.7)%
                                                     ======     =====          =====        =====

                                       10

General

     The financial results for the third quarter and the first nine months of 1998 were greatly impacted by Worldtalk's termination of the License and Distribution Agreement with Worldtalk's Japanese distributor, Ascii Something Good ("ASG"). The termination was the result of ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. As a result of the termination, Worldtalk has established an allowance for doubtful accounts for the full amount of approximately $1.7 million owed by Ascii Something Good in the financial results for the third fiscal quarter of 1998 affecting General and Administrative costs. In addition, Worldtalk did not recognize any revenue from Ascii Something Good in the third fiscal quarter of 1998.

Revenues

    The Company's total revenues are derived primarily from license fees for its software and charges for services, including maintenance, customization consulting, installation and training. License fees relate to both the initial licenses of its software products, as well as subsequent purchases to expand capacity or add functionality. Maintenance, installation and training revenues relate to support contracts, installation and training services. Revenues from software licenses are generally recognized upon shipment of software and delivery of a permanent key, when the revenue is collectible and the Company is not obligated to provide significant customization for the software. Revenues from maintenance contracts are recognized over the contract term, which generally is one year, while installation and training revenues are recognized when the services are performed. The Company also reported revenue in the first nine months of 1998 from shipments pursuant to minimum non-refundable commitment terms with two large resellers (one of which was ASG), which do not directly reflect sales to end-users. During the remaining quarter of 1998 and in 1999, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller.

      The Company's total revenues for the three and nine months ended September 30, 1998 were $2.7 million and $10.4 million, respectively, a decrease of $448,000 or 14% and an increase of $2.3 million or 29% when compared to the same periods last year and a decrease of $1.5 million or 35% when compared with the immediately preceding quarter ended June 30, 1998. The decrease in total revenue in the third fiscal quarter of 1998 as compared to 1997 was primarily the result of decreased Japanese and European revenues combined with lower installation and consulting revenues associated with the older UNIX-based NetJunction product line. The increase in total revenue for the first nine months of 1998, when compared to the same period last year, was primarily attributable to increased sales of the Windows NT-based e-mail security products, WorldSecure and NetTalk.

       Software license revenues for the three and nine months ended September 30, 1998 were $1.8 million and $7.4 million, respectively, a decrease of $279,000 or 13% and an increase of $2.9 million or 65% when compared to the same periods last year and a decrease of $1.2 million or 40% when compared to the immediately preceding quarter. The decrease in software license revenue for the third quarter of 1998, when compared to the same period last year, was primarily attributable to not recognizing any revenue from the Japanese distributor, lower European revenue during the summer vacation months, and the shift in product sales mix away from the older NetJunction product line. The increase in total revenue for the first nine months of 1998, when compared to the same period in 1997, was primarily attributable to increased sales of the Windows NT-based e-mail security products, WorldSecure and NetTalk.

      Maintenance, installation and training revenues for the three and nine months ended September 30, 1998 were $843,000 and $2.9 million, respectively, a decrease of $169,000 or 17% and $569,000 or 16% when compared to the same periods last year and a decrease of $250,000 or 23% when compared to the immediately preceding quarter. The decreases in maintenance, installation and training revenues from the comparable periods last year were attributable to the shift in product sales.

Cost of Revenues

      The Company's total costs of revenues for the three and nine months ended September 30, 1998 were $789,000 and $2.5 million, respectively, as compared to $978,000 and $3.1 million for the same periods in 1997 and $858,000 for the immediately preceding quarter ended June 30, 1998, representing decreases of 19% and 20% from the same periods last year and a decrease of 8% from the quarter ended June 30, 1998.

    Cost of product revenues, consisting of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials, and shipping expenses, were $130,000 and $522,000 for the three and nine months ended September 30, 1998, as compared to $322,000 and $821,000 for the same periods last year and $198,000 for the quarter ended June 30, 1998, representing decreases of 60%, 36% and 34%, respectively. The decrease in cost of product revenues, when compared to the same period last year, was primarily due to reductions in the cost of certain fixed price royalty arrangements with third-party vendors and other amortized costs. Amortized costs include manuals, disk duplications and packaging materials, which do not fluctuate in direct proportion to license revenues.

      Maintenance, installation and training costs, consisting principally of personnel-related costs for consulting, training and technical support, were $659,000 and $2.0 million for the three and nine months ended September 30, 1998, as compared to $656,000 and $2.3 million for the same periods last year and $660,000 for the immediately preceding quarter ended June 30, 1998, representing an increase of 0%, a decreases of 15%, and a decrease of 0%, respectively. The decrease for the first nine months of 1998 as compared to the same period last year were due to the Company's reduction of headcount early in the second half of 1997, and the Company's continued efforts to control costs in 1998. The Company expects that maintenance, installation and training costs will decline as a percentage of revenue in the future, as the Company increases sales of Windows NT-based e-mail security and policy management products that require less maintenance, installation and training.

Product Development

      Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses were incurred for the research, design and development of new products, enhancements of existing products, and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses for the three and nine months ended September 30, 1998 were $939,000 and $3.0 million as compared to $1.1 million and $3.3 million for the same periods last year and $1.0 million for the immediately preceding quarter, representing decreases of 13%, 10% and 8%, respectively. Product development expenses represented 35% and 35% of total revenues for the third quarter of 1998 and the third quarter of 1997, respectively. The decrease in absolute dollars in product development for the first three and nine months of 1998, when compared to the same periods in 1997, was due to decreased staffing and associated support costs of software engineers and consultants during the second half of 1997. The lack of change in product development expenses as a percentage of total revenues was attributable to decreasing expenses offset by lower revenues and to the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in absolute dollar amounts in the future.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, benefits, and commissions of sales and marketing personnel, trade show expenses, and promotional expenses. Sales and marketing expenses for the three and nine months ended September 30, 1998 were $1.9 million and $5.6 million, as compared to $1.7 million and $5.7 million for the same periods in 1997 and $1.9 million for the quarter ended June 30,

1998, representing an increase of 15%, a decrease of 1% and an increase of 2%, respectively. Sales and marketing expenses represented 72% and 54% of total revenues for the third quarters of 1998 and 1997, respectively. The increase in sales and marketing expenses as a percentage of total revenues was attributable to decreasing revenues for the respective periods combined with higher spending on marketing programs and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

General and Administrative

    General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and executive management of the Company. General and administrative expenses for the three and nine months ended September 30, 1998 were $2.3 million and $3.6 million as compared to $718,000 and $2.0 million for the same periods in 1997 and $697,000 for the immediately preceding quarter ended June 30, 1998. As a result of the termination and associated non-payments by the Japanese distributor, general and administrative expenses for the third quarter of 1998 included an approximate $1.7 million allowance for doubtful accounts for the full amount owed by the Japanese distributor. Excluding the $1.7 million allowance for doubtful accounts, general and administrative expenses for the three and nine months ended September 30, 1998 were approximately $600,000 and $1.9 million as compared to $718,000 and $2.0 million for the same periods in 1997 and $697,000 for the immediately preceding quarter ended June 30, 1998 representing decreases of 16%, 5% and 14%, respectively. General and administrative expenses (including the allowance for doubtful accounts) represented 85% and 23% of total revenues for the third quarters of 1998 and 1997, respectively. General and administrative expenses (excluding the allowance for doubtful accounts) represented 23% and 23% of total revenues for the third quarters of 1998 and 1997, respectively. The decrease in absolute dollars (excluding the allowance for doubtful accounts) for the third quarter and first nine months of 1998, when compared to the same periods in 1997, were attributable primarily to decreased staffing and general expense controls. The increase in general and administrative expenses as a percentage of total revenues was attributable to the $1.7 million allowance for doubtful accounts relating to the Japanese distributor. The Company believes that general and administrative expenses (excluding the impact for the third quarter allowance for doubtful accounts) will remain relatively flat in absolute dollar amounts in the future.

Net Interest Income

      Net interest income consists of interest income and expense. Net interest income for the three and nine months ended September 30, 1998 was $79,000 and $302,000, as compared to $110,000 and $365,000 for the same periods last year and $102,000 for the immediately preceding quarter, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

    At September 30, 1998, the Company had cash, cash equivalents and short term investments of $7.0 million and working capital of $3.1 million. The Company had a $2.0 million bank line of credit, which expired on January 9, 1998. As of October 28, 1998 the Company had not yet renewed this line of credit agreement. As of September 30, 1998, the Company had an outstanding term loan in the amount of $243,000 with the bank.

      Net cash used in operating activities amounted to $4.0 million for the nine months ended September 30, 1998, which was comprised principally of the Company's net loss of $4.2 million and a decrease in deferred revenue of $1.8 million offset by a decrease in net accounts receivable of $253,000, an increase in accounts payable, accrued expenses, and other liabilities of $800,000, a decrease in prepaid expenses of $312,000 and depreciation and amortization of $590,000.

    Net cash provided from investing activities amounted to $4.3 million for the nine months ended September 30, 1998, which included maturities of short-term investments of $4.3 million and a decrease in other assets of $91,000, offset by $159,000 for purchases of property and equipment. The Company currently has no significant capital commitments for the remainder of fiscal 1998.

    Net cash provided by financing activities amounted to $51,000 for the nine months ended September 30, 1998 which included net proceeds from the issuance of common stock of $316,000, offset by principal payments under capital lease obligations of $265,000.

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

    The Company believes that its cash balances and credit facilities will be sufficient to meet its anticipated cash needs to fund operating losses, working capital requirements, capital expenditures and business expansion for at least the next twelve months. However, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and may not be available on terms favorable to the Company if at all.

Additional Factors That May Affect Future Results

    The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $27.9 million as of September 30, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

    The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers'
purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. In addition, significant revenue was reported during the first and second quarters of 1998 from non-refundable minimum commitments from two large resellers which do not directly reflect sales to end-users. Also, significant revenue was reported during the third quarter of 1998 from non-refundable minimum commitments from a single large reseller which did not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of the remaining resellers in the marketplace. The Company believes that achievement of profitability will depend on increased market acceptance of its new Windows NT-based e-mail security and policy management products. Failure of the Company's resellers to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's success depends on the performance of management and key personnel. There have been several executive level changes during 1997 and during the first nine months of 1998. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

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

    The financial results for the third quarter and the first nine months of 1998 were greatly impacted by the termination of the License and Distribution Agreement with Worldtalk's Japanese distributor, Ascii Something Good ("ASG"). The termination was the result of ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. As a result of the termination, Worldtalk has established an allowance for doubtful accounts for the full amount of approximately $1.7 million owed by Ascii Something Good in the financial results for the third fiscal quarter of 1998. In addition, Worldtalk did not recognize any revenue from Ascii Something Good in the third fiscal quarter of 1998. Also, see "General" and other sections in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Worldtalk will not recognize revenue from the Japanese marketplace until a new distributor is established. The potential distribution agreement with a new Japanese partner may or may not contain minimum royalty provisions similar to those with ASG. The availability and timing to engage a new Japanese distribution partner is uncertain as well as the time frame to generate significant sales to replace the revenue stream from ASG. The failure to identify and engage a new distribution partner in Japan could have a material adverse effect on the Company's future results of operations. The ability to recover any of the outstanding amounts owing by Ascii Something Good Corporation is also uncertain.

    International license sales accounted for 7% of the Company's total sales for the three months ended September 30, 1998 compared to 52% for the same period in 1997. It is not certain that revenues from the licensing and support of the Company's products in international markets will grow to the percentage levels achieved in 1997. International sales involve a number of risks, including the impact of possible recessionary environments in economies outside of the United States, credit risks, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export licenses from the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements which must be assumed by the Company. Export of "strong encryption" products requires that the Company comply with certain key recovery requirements imposed by the United States government. There is no assurance that the Company will be successful in obtaining additional licenses. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. Recently Network Associates, a competitor, announced that it would allow its Swiss subsidiary to begin selling an international version of a strong encryption program, which it maintains does not require a Department of Commerce approved export license. To the extent that Network Associates is successful with this position, other companies, including Worldtalk, would be at a competitive disadvantage in foreign markets for some period of time, possibly resulting in lower than anticipated sales. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 5. Other Information

    Colin Crosby, Vice President, Worldwide Sales, of Worldtalk joined the company on October 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are being filed as part of this report on Form 10-Q:

        10.01     Form of Employment Agreement entered into with each of its executive officers (3)

        27.1      Financial Data Schedule

(b) Report on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998
                                             WORLDTALK COMMUNICATIONS
                                             CORPORATION



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