Form 10-K
period 1998-12-31
WORLDTALK COMMUNICATIONS CORP
filed 1999-03-31
CIK 1008588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

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

                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on March 19, 1999, as reported by the Nasdaq National Market was approximately $26,000,000.

     The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on March 19, 1999 was 10,791,418 shares.

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held on June 11, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business

     The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Readers should pay particular attention to the risk factors described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," and particularly under the heading "Additional Factors That May Effect Future Results". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q filed by the Company in 1998, any current Reports on Form 8-K filed by the Company and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 11, 1996 (File No. 333-1482).

Introduction

     Worldtalk Communications Corporation, and its subsidiary (collectively "Worldtalk" or the "Company") is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure(TM) policy management platform enables organizations to define and manage Internet e-mail and Web security  and  usage  policies,  reducing  the  risks,  costs,  and  liabilities associated with Internet communications. The Company delivered the industry's first solution for managing and enforcing e-mail security policies in September 1997. Since then, organizations have deployed WorldSecure solutions to ensure confidentiality of their external e-mail communications, protect their intellectual property, and prevent SPAMs and viruses from entering the organizations.

     The Company's products include WorldSecure Server (also known as WorldSecure/Mail), a Windows NT-based e-mail firewall and policy management solution, WorldSecure/ESP, a surveillance program for Internet E-mail, WorldSecure Client, a desktop e-mail encryption product, NetTalk(TM), a Windows NT-based e-mail and directory solution, and NetJunction, a UNIX-based directory and messaging switch.

     The Company has experienced and managed a significant shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction e-mail productivity products in 1996 to approximately 84% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in 1998. By the last quarter of 1998, the Company derived approximately 94% of its software license revenue from Window NT-based products and approximately 89% of its software license revenue from the WorldSecure Server product line. In 1998 and continuing into 1999, the Company's marketing efforts will be almost entirely focused on the Windows NT-based Internet content security and policy management products.

     During 1998 and beyond, the Company's products are and will be sold and marketed worldwide by Worldtalk's direct field and telephone sales forces, value added resellers (VARs) and distributors.

E-mail Security

     Today's widespread use of e-mail coupled with the growth of the Internet has opened new avenues for business-level communication and electronic commerce. E-mail has become an efficient mechanism for the transfer of critical files such as contracts, purchase orders and financial information between organizations over the Internet. Industry analysts estimate that e-mail accounts for about 70% of Internet network traffic.

     In today's competitive marketplace, sensitive information such as business plans, contracts, and earnings reports are e-mailed over the Internet. However, e-mail is not secure and presents severe risks to an organization's information assets as well as increases the liability exposure. In addition, this has resulted in financial risks and privacy and compliance issues for organizations across a broad number of industries. Over the past few years, the network firewall has served as the primary solution to protect networks from external attacks. But it has failed to protect the number one Internet application: e-mail. A solution is needed to protect an organization's e-mail system and enforce e-mail security policies.

The Worldtalk Solution

     Worldtalk's products provide solutions that allow organizations to expand the reach of their messaging systems and provide the security and policy management needed to safely use e-mail across the Internet. Organizations rely on Worldtalk solutions to protect their e-mail networks and secure communications with trading partners complementing their existing e-mail environment. Worldtalk solutions protect e-mail communication by enhancing privacy, integrity and non-repudiation. Worldtalk solutions also provide the needed directory and messaging connectivity to establish secure e-mail backbones.


     Worldtalk's products are complemented by its Professional Services Organization (PSO) that offers consulting, custom engineering, training and educational services to meet customer needs from initial planning, security assessment, and network design to system testing and production implementation.

     Worldtalk's current product offerings include:

     WorldSecure Server (also known as WorldSecure/Mail) -- WorldSecure Server is a content firewall that incorporates content analysis, a policy enforcement menu, and e-mail security countermeasures including content control, encryption, archival, and virus scanning into a single integrated solution. Worldtalk customers are using the WorldSecure product line to reduce the risks and liabilities associated with Internet e-mail. Customers can enforce policies regarding which data can leave or enter the organization; enforce corporate or industry regulations overseeing the use of e-mail; and enforce the use of encryption to secure Internet e-mail communications with partners, clients, and remote offices. WorldSecure is also used by customers around the world to prevent spams and unsolicited Internet mail from becoming a nuisance, as well as block virus-infected messages from entering or leaving the organization's network. The WorldSecure Server provides a graphical, wizard-based configuration interface that simplifies the definition and enforcement of e-mail policies.

     The dynamic content policy menu allows an authorized administrator to define actions based on the company's security policy. The WorldSecure Server automatically scans the content of e-mail and attachments, implementing actions that include: sending, stopping, adding recipients to or returning e-mail; quarantining e-mail for subsequent review; archiving, encrypting, annotating e-mail; and sending an automatic policy notification message to the sender.

     The directory-based content policy director adds enhanced granularity to the automatic application of security policies by its ability to apply specific policies by sender or recipient; site; data type; keywords and/or subject. All of the content security policies, or any combination of them, can be implemented and modified via the graphical user interface.

     The comprehensive set of e-mail security countermeasures includes:

         o Content Filtering -- WorldSecure Server provides context-sensitive filtering tools that can be used to enforce electronic communications policies and flag suspicious messages for review. WorldSecure Server also scans embedded HTML and can scan attachments by type or name.

         o Encryption and Digital Signature -- WorldSecure Server provides server-based encryption and digital signatures using the S/MIME (Secure MIME) protocol. Two servers can provide standards-based, secure e-mail over the Internet with complete transparency to end-users. WorldSecure supports several encryption and signature algorithms, with support for export to military grade key lengths.

         o Virus Detection and Disinfection -- WorldSecure Server provides an optional virus scanning engine which is fully integrated with the product. The WorldSecure Server detects and optionally cleans or strips viruses from the incoming and outgoing messages. Scheduled virus pattern updates provide protection from the latest viral threats.

         o Archiving -- WorldSecure Server provides content-based archiving of e-mail messages providing a complete record of exchanged messages. This feature, combined with an audit trail of message exchange, offers comprehensive non-repudiation mechanisms.

         o Access Controls -- WorldSecure Server provides tools to monitor or restrict e-mail usage based on source, destination and other criteria. These filters can be easily combined with content filters for fine-tuned control.

         o Anti-Spam -- WorldSecure Server provides tools for anti-spam and anti-relay connection management.

     WorldSecure Client -- WorldSecure Client is the desktop component of Worldtalk's WorldSecure family of products. Using the industry standard S/MIME protocol, WorldSecure Client ensures the confidentiality and integrity of e-mail messages and authenticates the sender's identity.

     WorldSecure/ESP -- WorldSecure/ESP allows organizations to inspect their e-mail network and determine the nature of e-mail exchanged with the outside world over the Internet. Organizations can assess their overall exposure to
e-mail and content security risks and resulting liability. Through WorldSecure/ESP, organizations can determine the nature of e-mail messages exchanged over the Internet (jokes, spams, non-compliant e-mail, e-mail with multi-media attachments and video trailers, etc.), and take the appropriate policy actions regarding their e-mail networks.

     NetTalk -- NetTalk is a comprehensive and easy-to-use directory solution for company Intranets. It allows companies to deploy standards-based directory connectivity services, integrate client/server-based applications such as Lotus Notes and Microsoft Exchange, and maintain full connectivity to LAN-based e-mail systems. The NetTalk Directory also acts as the X.509 certificate store for an organization's security applications. This allows organizations to tie security infrastructure to existing directory infrastructure.

     NetJunction -- NetJunction is a UNIX-based enterprise level backbone and directory solution. NetJunction allows organizations to integrate their proprietary e-mail and directory applications and provide consolidated access to the Internet and X.400 VANs.


     Worldtalk's product offerings announced on November 2, 1998 for anticipated third quarter 1999 availability include:

     WorldSecure/Web -- WorldSecure/Web is a Web content security product that provides an easy-to-use policy management interface that simplifies the definition and enforcement of Web policies. It integrates multiple security countermeasures including content filtering (on browsed and submitted data), URL filtering, detection of malicious mobile code (Java and Active/X) and virus detection and cleaning. Using WorldSecure/Web organizations can prevent end users from surfing inappropriate sites or downloading offending material. Organizations can reduce legal liability associated with Internet connectivity. WorldSecure/Web is also a solution to offer organizations the necessary tools to control posting of confidential information, through web browser, on Internet chat rooms and message boards. The comprehensive set of countermeasures includes:

         o Content Filtering -- WorldSecure/Web will provide context-sensitive filtering tools that can be used to enforce Web communications policies regarding data that can be posted or retrieved reducing corporate liability.

         o URL Filtering -- WorldSecure/Web will include built-in categories that can be updated daily, along with the flexibility of custom-defined approved and denied lists. These filters can be combined with content filers to fine-tune control.

         o Mobile Code -- WorldSecure/Web will provide a fully integrated mobile code scanning engine that allows IT managers to define policies to control the type of applets entering the corporate network based on applet behavior.

         o Virus Detection and Disinfection -- WorldSecure/Web will provide a fully integrated virus scanning engine. WorldSecure/Web detects and optionally cleans or strips viruses from files downloaded from the web.

Sales Channels

     The Company has developed multiple channels of distribution worldwide for its products. The Company's distribution strategy addresses the requirements of small companies to large enterprises and matches the appropriate sales and distribution channels to the Company's software product offerings. In North America, the Company has relied primarily on direct field sales, telesales, value added resellers and its service organization for the license, support and installation of its products. Internationally, sales are directed by non-exclusive distributors and value added resellers acting in concert with Worldtalk salespeople. In 1997, the Company entered into reseller arrangements with Security Dynamics Technologies, Inc. (SDTI) worldwide and ASCII Something Good Corporation (ASG) in Japan. In the third fiscal quarter of 1998, the Company terminated the distribution agreement with ASG as a result of ASG's failure to make contractually obligated payments.

     The Company's direct field sales force primarily targets medium to large-sized organizations with enterprise-wide implementations. The Company's telesales group typically targets smaller organizations with less complex implementations. Leads for the direct sales force are generated through a combination of industry trade show participation, seminars, direct mail and telemarketing programs, Internet download evaluation copies, requests for proposals from prospects and customer and channel referrals. The field sales force conducts multiple presentations and demonstrations of the Company's products to management at the customer's site. In addition, the potential customers may evaluate the software on-site for a period of time without charge. The direct sales force also works with VARs to sell the Company's Windows NT-based WorldSecure and NetTalk products. The typical sales cycles can range from several weeks to six months, but may be significantly longer for large sales. The Company also sells software upgrades and annual maintenance agreements directly to customers, as well as through its VARs and international distributors.

     The Company utilizes the Internet to market its Windows NT NetTalk and WorldSecure products. Potential customers can download 30-day evaluation copies of these products from the Company's web site.

Vertical Markets

     The Company believes that its products serve the needs of organizations in a variety of industries and sells its products into a diverse group of industries. However, as e-mail communication becomes more prevalent, new risks and liabilities are incurred by organizations in key industry segments. Some organizations are bound by government compliance regulations. Others are required to abide by a code of professional conduct and regulations. Worldtalk is addressing the security needs of these organizations by providing solutions that extend compliance and regulations policies to e-mail communications. Worldtalk solutions allow these organizations to comply with federal and other governing regulations and to offer a higher level of service to their customers and partners. Three key and targeted vertical market segments identified and marketed to by the Company during 1998 were:

     Legal -- As more and more lawyers utilize Internet e-mail, their law firms must define and enforce security policies in an effort to protect client documents, shield privileged legal advice, and safeguard intellectual property. Worldtalk solutions give legal firms the ability to protect their e-mail networks while ensuring the privacy and integrity of e-mail between lawyers and their clients via the encryption of e-mail. By the end of 1998, more than 25 of the leading law firms worldwide had chosen WorldSecure solutions to secure their Internet e-mail, including 16 law firms on the AmLaw 100 list.

     Healthcare -- Healthcare firms use Internet e-mail to communicate with government agencies such as the FDA, or with clients, partners and networks of doctors. Healthcare companies have identified information security breaches as major threats to their businesses. Worldtalk solutions in the healthcare industry are enabling a better level of service to providers and physicians by allowing the safe exchange of sensitive and confidential information, such as patient files, medical claims, and information on eligibility and beneficiary status. Worldtalk is making it possible for these firms to ensure doctor-patient confidentiality, regulate and secure Internet e-mail usage, and protect patient records, hospital records, and hospital policies, among other sensitive information, via the encryption of e-mail.

     Financial -- Firms in the financial industry need to protect financial information, secure communications with clients, and comply with government regulations. Worldtalk solutions allow financial institutions to leverage the Internet for the e-mail exchange of business-critical information. Through the development and enforcement of corporate security policies, Worldtalk solutions does extend SEC regulations and compliance to e-mail systems.

International Sales

     International license sales, which are denominated in U.S. dollars, accounted for 28% and 37% of the Company's total license revenues in 1998 and 1997, respectively. Included in the financial results for the third quarter of 1998, the Company announced that the distribution relationship with ASG in Japan had been terminated by Worldtalk. The cause of the termination was ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. ASG accounted for 18% and 63% of the Company's total license sales and total international software license sales, respectively, in 1998. The remaining international software license revenue was primarily sold by distributors in Europe, Singapore and Australia. These distributors provide system installation, technical support and systems integration services, as well as follow-on first-line support to local customers. SDTI, with 17% of total software license sales, was the only other single distributor, VAR, customer or OEM to account for greater than 10% of the Company's license revenues in 1998.

Marketing

     The Company uses its direct field sales force and internal telesales organization, distributors, strategic partners and resellers, in combination with a variety of marketing programs, to stimulate demand for its software products. Lead generation through the internal telesales organization and various marketing programs, such as direct mail campaigns, are utilized by the direct sales force, distributors and resellers as part of the sales process. The Company seeks to educate the marketplace and to build awareness of its products through participation in industry trade shows and conferences, public relations targeted at both the technical and general business press, publication of technical articles in the trade press and communication with its installed-base of customers. These programs are generally focused on target vertical markets. In addition, the Company has developed domestic and international co-marketing programs with key strategic partners such as Cisco, IBM and Hewlett Packard designed to leverage their sales and marketing capabilities. As of December 31, 1998, the Company had 20 full-time personnel employed in sales and 13 full-time personnel employed in marketing.

Professional Services Organization (PSO)

     The professional services organization manages on-site installation services and custom development programs and offers customer training and professional consulting services to Worldtalk's customers. The WorldSecure/ESP content security assessment service enables organizations to identify SPAM e-mail, e-mail with sensitive or confidential information, e-mail with offensive content, and virus-infected e-mail. In addition, WorldSecure/ESP also identifies abuses of e-mail networks, such as the exchange of multimedia attachments and e-mail messages sent to very large distribution lists. PSO services are delivered by a combination of full-time Company employees and third-party consultants trained on Worldtalk applications and programs. The group's products and services are also intended to complement related integration services performed by the Company's VARs, distributors and strategic partners. Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of Worldtalk's software products.

Customer Maintenance and Support

     The Company's software is generally deployed in business-critical environments, where a high degree of customer support is important for the continuing success of product deployment. The Company maintains a centralized technical support group that is responsible for first-line telephone support as well as distribution of product and documentation updates. This group works closely with the Company's professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

     Maintenance and support contracts, which are typically for twelve months, are offered concurrently with the initial license of a Company product. These contracts may be renewed annually and are generally priced at 20% of the list price of the licensed software. The Company also offers customer support 24 hours a day, seven days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to the standard fees.

Strategic Relationships

     The Company believes that strategic relationships with other technology vendors and channels of distribution are important to the Company's business. Accordingly, the Company has entered into strategic relationships with various companies such as Cisco, Hewlett-Packard, IBM, GTE, SDTI, Entrust, ICL, Inc., RSA Data Security, VeriSign, Inc. and Trend Micro, Inc. The Company plans to continue utilizing strategic technology licensing, marketing, distribution and other business partnerships in the future.

Product Development

     The primary focus of Worldtalk's product development activities is to leverage its technical expertise and product innovation capabilities to provide Internet content security and policy management solutions. The Company's product development organization is grouped by key product area and is comprised of development engineers, quality assurance engineers and technical writers. The approach used in product development is a phase-oriented development process that includes formal engineering specifications, design test documents, milestone inspections and quality control. This process incorporates the monitoring of quality, schedules, functionality, costs and customer satisfaction. The markets addressed by the Company's products are very sensitive to quality and, therefore, the Company focuses on continuously improving product quality. As of December 31, 1998, the Company had 25 full-time personnel employed in product development.

Competition

     The market for the Company's products is intensely competitive and subject to rapid changes. The enterprise security market is characterized by various products and solutions that compete with Worldtalk's Internet content security and policy management solutions. These include products offered by Content Security Inc. (which is partially owned by Integralis Technology, Ltd.), Network Associates, Inc. and Trend Micro Incorporated. The Company believes that its Windows NT Internet content security and policy management product family competes favorably with these products. The Company also anticipates competition in the future from other companies in the enterprise security market as the industry continues to grow.

     The Company believes that the competitive factors affecting the market for the Company's products and services include: product functionality and features; product quality and documentation, performance and price; ease of product integration with disparate e-mail and groupware solutions; quality of customer support services, customer training; hardware platforms supported; vendor and product reputation; and the strength of sales channels. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

     Many  of the  Company's  current  and  potential  competitors  have  longer operating histories; significantly greater financial, technical, product development and marketing resources; and greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company. They may also be able to adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than the Company.

Intellectual Property and Other Proprietary Rights

     The Company's future success is dependent upon its proprietary software technology. In addition, the Company licenses certain key technology from other companies. The Company has applied for a patent in regard to certain aspects of its technology. In addition, the Company relies on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures, to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel as well as new product developments and enhancements, are essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers. The Company limits access to and distribution of its software, documentation and other proprietary information. Much of the Company's software is shipped with a software security lock, which initially limits software access to authorized users. In addition, the Company restricts third party access to its source code, except in connection with source code escrow arrangements. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. The loss of any significant third-party license or the inability to license additional technology as required, could have a material adverse effect on the Company's results of operations unless or until such time as the Company could replace such technology. The Company has not yet agreed to terms with Trend Micro to renew the OEM agreement for anti-virus technology that is scheduled to expire in April 1999. Both Trend Micro and alternative sources are being examined. In the event that these sources do not provide replacement software, the Company will no longer provide an anti-virus software module option.

Export License Requirements

     Export of the Company's WorldSecure product family is restricted by various United States laws and regulations governing the export of encryption technology administered principally by the United States Department of Commerce, Bureau of Export Administration. The Company currently is authorized to export WorldSecure products of various encryption key lengths subject to the limitations and conditions of export licenses or license exceptions pursuant to the Export Administration Regulations administered by the Bureau of Export Administration. The Company is also responsible for monitoring customer compliance with these laws and regulations. Failure to obtain necessary export authorization or future adverse changes in United States government policy relative to the export of encryption technology could materially decrease the Company's ability to compete in foreign markets thereby adversely affecting revenue.

Year 2000 Compliance

     The Company believes that its products are compliant with customer requirements for operations through the year 2000 and beyond. The Company has an active program to make all of its computer facilities year 2000 compliant by the middle of 1999. The Company's Year 2000 compliance project team will establish an inventory of all critical hardware, software and non-electronic equipment. In addition, vendors will be contacted about their product and service Year 2000 compliance. The Company's test plan includes checking for Year 2000 compliance on the hardware basic input output systems (BIOS), operating systems, and server based software. The Company's desktop productivity (i.e., word processing, spreadsheets, etc.) computer environment is anticipated to become year 2000 compliant with an upgrade to the Windows 98 operating system and associated announced Office 2000 suite of products. The Company's financial systems currently store data in a four-digit year format while the application itself is not year 2000 compliant. The Company's financial software vendor currently has available a release which is Year 2000 compliant and which will be used to upgrade the Company's existing financial systems. The Company's telecommunications systems have been upgraded to become year 2000 compliant with existing upgrades from the Company's current vendor. The risks to the Company associated with the year 2000 compliant software include the potential partial loss of customer information. The Company's contingency plan to address the above would primarily consist of switching to alternative vendors for standard office productivity and financial application software. The anticipated cost to become year 2000 compliant is under $100,000.

Employees

     As of December 31, 1998, the Company had a total of 83 employees, of whom 33 were engaged in sales and marketing, 25 in research and development, 14 in professional services and technical support and 11 in administration, finance, MIS and operations. The Company's employees are not represented by labor unions, nor are they generally bound by employment or non-competition agreements or covered by key-person life insurance policies. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

     The Company has leased sales offices in San Ramon, California; Chicago, Illinois; New York, New York; London, United Kingdom and McLean, Virginia. The Company, through its subsidiary, Deming Software, also has a leased engineering office in Redmond, Washington.

Item 3. Legal Proceedings

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

     As part of the financial results for the third quarter of 1998, the Company announced that the distribution relationship with Ascii Something Good Corporation (now known as I4 Corporation, a Japanese corporation) ("ASG") had been terminated by Worldtalk for ASG's failure to make agreed payments for software product fees and maintenance then totaling approximately $1.7 million for the first and second quarters of 1998. On December 11, 1998, the Company filed a lawsuit against ASG in the United States District Court for the Northern District of California, which case was assigned Case Number C-98-21231. The Complaint alleges the breach by ASG of the Distribution Agreement by ASG through default of its payment obligations. The lawsuit seeks payment of unpaid balances, currently in excess of $2.7 million, interest thereon, and reasonable attorneys' fees and costs. ASG has until May 12, 1999 in which to respond to the Complaint.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The  Company's  Common Stock has been  included for quotation on the Nasdaq
National Market under the Nasdaq symbol "WTLK" since the Company's initial public offering in April 1996. The following table sets forth, for the periods indicated, the range of high and low bid information for the Company's Common Stock for 1998 and 1997.

                                                        High     Low
                                                        ----     ---
           1997:
           First Quarter..........................     10 1/4    6
           Second Quarter.........................      7        3 1/8
           Third Quarter..........................      8 1/8    3 3/8
           Fourth Quarter.........................      8 1/8    3 1/8

           1998:
           First Quarter..........................      4 3/4    2 7/8
           Second Quarter.........................      6 3/8    2 3/4
           Third Quarter..........................      5 1/8    1 3/8
           Fourth Quarter.........................      4        1 5/8

     These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions. As of February 28, 1999, there were approximately 101 holders of record of the Company's Common Stock. The number of record holders does not include those beneficial owners who hold in street or nominee name. When such beneficial owners are included, the Company believes the number of shareholders exceeds 500.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. The Company's bank line of credit agreement prohibits the payment of dividends without the bank's written consent. See Item 8 "Financial Statements and Supplemental Data, Note (6) of Notes to Consolidated Financial Statements."

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
                                                               Years Ended December 31,
                                          ---------------------------------------------------------------
                                             1998          1997         1996          1995         1994
                                          ----------    -----------  ----------    ----------    --------
                                               (All amounts in thousands, except per share data)
Statement of Operations Data:
Total revenue ..........................   $ 13,448       $ 11,327    $ 14,205       $  6,705    $  4,392
Total cost of revenue ..................      3,306          3,991       3,438          1,828       1,552
Gross profit ...........................     10,142          7,336      10,767          4,877       2,840
Total operating expense ................     15,600         14,361      16,547          8,548       6,674
Net loss ...............................   $ (5,084)(3)   $ (6,700)   $ (5,240)(1)   $ (3,640)   $ (3,903)
Basic and diluted net loss per share ...   $  (0.48)      $  (0.65)   $  (0.68)(2)   $  (3.59)   $  (1.92)
Shares  used  in  computing basic and
     diluted net loss per share ........     10,584         10,355       7,669          1,014       2,038

                                                          As of December 31,
                                       -------------------------------------------------------
                                           1998       1997      1996        1995        1994
                                         --------   --------  ---------   ---------   --------
Balance Sheet:
Working capital (deficit) ............   $  2,552   $  6,574   $ 12,581   $    801    $ (1,192)
Total assets .........................     11,146     17,265     21,719      5,727       2,170
Redeemable convertible preferred stock       --         --         --       12,816       2,342

Stockholders' equity (deficit) .......   $  4,088   $  8,656   $ 14,396   $(11,405)   $ (3,058)

----------

(1) Includes in-process research and development of $4.5 million and Deming-related integration expenses of $279,000.

(2) Exclusive of the expenses noted in footnote (1) above, net loss per share would have been ($.06).

(3) Includes an allowance for doubtful accounts for the full amount of approximately $1,700,000 owed by ASG as result of the termination and associated non-payments.

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

     The Company is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure(TM) policy management platform enables organizations to define and manage Internet e-mail and Web security and usage policies, reducing the risks and liabilities associated with Internet communications. The Company delivered the industry's first solution for managing and enforcing e-mail security policies in September 1997. The Company's products include WorldSecure Server (also known as WorldSecure/Mail), a Windows NT-based content firewall and policy management solution, WorldSecure/ESP, a surveillance program for Internet E-mail, WorldSecure Client, a desktop e-mail encryption product, NetTalk(TM), a Windows NT-based e-mail and directory solution, and NetJunction, a UNIX-based directory and messaging switch.

     The Company has experienced a significant and planned shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to approximately 84% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in 1998. By the last quarter of 1998, the Company derived approximately 94% of its software license revenue from Window NT-based products and approximately 89% of its software license revenue from the WorldSecure Server product line. However, a significant portion of the revenue reported from these products during the 1998 fiscal year came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. During the first two quarters of 1999, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure product line. A key element of the Company's future revenue growth will be the ability of the Company's resellers and international distributors to sell the Company's products in volume. There can be no assurance that the Company's resellers or international distributors will be successful in marketing these products.

     The financial  results for the third quarter,  fourth  quarter,  and fiscal
1998 were greatly impacted by Worldtalk's termination of the License and Distribution Agreement with Worldtalk's Japanese distributor, Ascii Something Good. The termination was the result of ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. As a result of the termination, Worldtalk established an allowance for doubtful accounts for the full amount of approximately $1.7 million owed by Ascii Something Good in the financial results for the third fiscal quarter of 1998 affecting general and administrative costs. In addition, Worldtalk did not recognize any revenue from Ascii Something Good or the Japanese market in the third and fourth fiscal quarter of 1998. As a result, the Company experienced a sequential quarter decline in revenue in the third quarter of 1998 and a significant operating loss for 1998. The Company's results improved by the fourth quarter of 1998 as a result of increased revenue from the WorldSecure product line and continued cost control measures.

     The Company's Internet content security and policy management products continue to place the Company in competition with a set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company intends to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers and international distributors; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; and competitive conditions in the industry.

Results of Operations

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data for the periods indicated as a percentage of total revenues:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                  1998       1997        1996
                                                 -------    -------    -------
Revenue:
  Software licenses ..........................     71.6%      60.6%      68.4%
  Maintenance, installation and training .....     28.4       39.4       31.6
                                                  -----      -----      -----
          Total revenue ......................    100.0      100.0      100.0
                                                  -----      -----      -----
Cost of revenue:
  Software licenses ..........................      5.5        9.1        7.6
  Maintenance, installation and training .....     19.1       26.1       16.6
                                                  -----      -----      -----
          Total cost of revenue ..............     24.6       35.2       24.2
                                                  -----      -----      -----
Gross margin .................................     75.4       64.8       75.8
                                                  -----      -----      -----
Operating expenses:
  Product development ........................     29.3       37.9       25.1
  Sales and marketing ........................     55.6       65.1       47.5
  General and administrative .................     31.1       23.8       12.2
  Purchased research and development .........       --         --       31.7
                                                  -----      -----      -----
          Total operating expense ............    116.0      126.8      116.5
                                                  -----      -----      -----
          Operating loss .....................    (40.6)     (62.0)     (40.7)
Interest income, net .........................      2.8        4.5        3.8
                                                  -----      -----      -----
          Loss before income taxes ...........    (37.8)     (57.5)     (36.9)
Income taxes .................................       --        1.6         --
                                                  -----      -----      -----
          Net loss ...........................    (37.8)%    (59.1)%    (36.9)%
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

     The Company's total revenues were $13.4 million in 1998 as compared to $11.3 million in 1997 and $14.2 million in 1996, representing an increase of 19% from fiscal 1997 to fiscal 1998 and a decrease of 20% from fiscal 1996 to fiscal 1997.

     Software license and software development revenues were $9.6 million in 1998 as compared to $6.9 million in 1997 and $9.7 million for 1996, representing an increase of 40% from fiscal 1997 to fiscal 1998 and a decrease of 29% from fiscal 1996 to fiscal 1997. The increase in software license revenues from fiscal 1997 to 1998 was attributable to the increased sales of the Company's WorldSecure product line, which was first shipped in September 1997. The level of software license revenue in 1998 was impacted by the termination of the Japanese distributor in the third quarter resulting in no software license revenue from the Japanese market in the third and fourth quarters of 1998. The decrease in software license and software development revenues from fiscal 1996 to fiscal 1997 was primarily due to the decline in sales of NetJunction enterprise backbone products which was not offset rapidly enough by increased sales of the Company's new Windows NT-based products, WorldSecure and NetTalk.

     Software license revenue for the Company's WorldSecure Server product line was 72% of total software license revenue for fiscal 1998 as compared to 16% for fiscal 1997. Also, the WorldSecure Server license revenue in 1998 grew by 524% as compared to 1997. The WorldSecure Server product line was introduced in September 1997. Geographically, the Company's software license revenue in 1998 was 72% for the United States, compared with 63% in 1997, and 28% for international business in 1998, compared with 37% in 1997. The growth in software license revenue combined with the lack of license sales in Japan of the WorldSecure product line starting in the third quarter contributed to the decreased percentage of international software license revenue for 1998 as compared to 1997.

     Maintenance, installation and training revenues were $3.8 million in 1998 as compared to $4.5 million in 1997 and $4.5 million in 1996, representing a 15% decrease from fiscal 1997 to 1998 and no change from fiscal 1996 to fiscal 1997. Maintenance, installation, and training revenue in 1998 decreased as compared to 1997 primarily as a result of lower maintenance, installation and consulting revenues associated with the older UNIX-based NetJunction product line. Maintenance, installation, and training revenue for fiscal 1997 was consistent with fiscal 1996 due to an increase in the number of maintenance contracts associated with new software licenses, the renewal of maintenance contracts by existing customers, and increases in demand for customization consulting and training services offset by various other factors. The Company expects that maintenance, installation and training revenues will increase in the future as the Company's sales of the WorldSecure product line increase and annual maintenance agreements with existing WorldSecure customers are renewed.

Cost of Revenues

     The Company's total cost of revenues was $3.3 million in 1998 as compared to $4.0 million in 1997 and $3.4 million in 1996, representing a decrease of 17% from fiscal 1997 to fiscal 1998 and an increase of 16% from fiscal 1996 to fiscal 1997.

     Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $737,000 in 1998 as compared to $1.0 million in 1997 and $1.1 million for 1996, representing decreases of 28% and 5% from fiscal 1997 to fiscal 1998 and fiscal 1996 to fiscal 1997, respectively. The decrease from fiscal 1997 to 1998 was primarily as a result of product mix and certain fixed price royalty arrangements with third-party vendors. The slight decrease from fiscal 1996 to fiscal 1997 was due to the decrease in license revenues, as the license costs fluctuate in direct proportion to license revenues. This decrease was offset by certain fixed price royalty arrangements with third-party vendors which do not fluctuate in direct proportion to license revenues.

     Maintenance,   installation  and  training  costs  consist  principally  of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $2.6 million in 1998 as compared to $3.0 million in 1997 and $2.4 million in 1996, representing a decrease of 13% from fiscal 1997 to 1998 and an increase of 26% from fiscal 1996 to fiscal 1997. The reduction from 1997 to 1998 was primarily the result of the continued impact of the headcount reduction in the second half of 1997 and lower outside contracting expenses. The increase in fiscal 1997 as compared to 1996 was due to the significant expansion of the Company's customer service personnel across all categories, including consulting, support and account management staff, offset by the Company's later reduction of headcount early in the second half of 1997. The Company expects that maintenance, installation and training costs will remain approximately flat with the higher support requirements of new WorldSecure customers offset by the lesser requirements of the decreased number of support intensive NetJunction customers.

Product Development

     Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses are incurred for the research, design and development of new products, enhancements of existing products and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were $3.9 million in 1998 as compared to $4.3 million in 1997 and $3.6 million in 1996, representing a decrease of 8% from fiscal 1997 to 1998 and an increase of 21% from fiscal 1996 to fiscal 1997. Product development expenses represented 29%, 38% and 25% of total revenues for fiscal 1998, 1997 and 1996, respectively. The decrease in dollar terms from 1997 to 1998 was primarily attributable to the reduction of headcount early in the second half of 1997. The increase in absolute dollars from 1996 to 1997 in product development was due to increased staffing and associated support costs of software engineers and consultants required primarily to expand product lines and secondarily to enhance the Company's existing product lines. The fluctuations in product development expenses as a percentage of total revenues were attributable to the fluctuations in revenues for the respective periods and the fact that product development expenses do not fluctuate in direct proportion to total revenues. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The
Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in dollar terms in the future.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel and marketing program and promotional expenses. Sales and marketing expenses were $7.5 million in 1998 as compared to $7.4 million in 1997 and $6.8 million in 1996, representing increases of 1% and 9% from fiscal 1997 to fiscal 1998 and from fiscal 1996 to fiscal 1997, respectively. Sales and marketing expenses represented 56%, 65% and 48% of total revenues for fiscal 1998, 1997 and 1996, respectively. The increases in absolute dollars were primarily the result of the expansion of the Company's sales and marketing personnel and marketing program and promotional costs associated with the WorldSecure product line. The fluctuations in sales and marketing expenses as a percentage of total revenues were attributable to the fluctuations in revenues for the respective periods and the fact that certain sales and marketing expenses do not fluctuate in direct proportion to total revenues. In the future, the Company expects to continue hiring additional sales and marketing personnel, increase marketing program, promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in dollar amounts in the future.

General and Administrative

     General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $4.2 million in 1998 as compared to $2.7 million in 1997 and $1.7 million in 1996, representing increases of 56% and 55% from fiscal 1997 to fiscal 1998 and from fiscal 1996 to fiscal 1997, respectively. General and administrative expenses represented 31%, 24% and 12% of total revenues for fiscal 1998, 1997 and 1996, respectively. As a result of the termination and associated non-payments by the Japanese distributor, general and administrative expenses in 1998 included an approximate $1.7 million allowance for doubtful accounts for the full amount owed by the Japanese distributor. Excluding the $1.7 million allowance for doubtful accounts, general and administrative expenses would have decreased by approximately $200,000 in 1998 as compared to 1997. The increases in 1997 as compared to 1996 was attributable primarily to increased staffing and associated expenses necessary to manage and support the Company's business, which included public company related expenses. A secondary factor for this increase in absolute dollars was the continuing amortization of goodwill related to the acquisition of Deming Software, Inc. which occurred in the fourth quarter of 1996, as well as legal expenses and other costs associated with the negotiation of new reseller arrangements. The fluctuations in general and administrative expenses as a percentage of total revenues were attributable to the fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses (excluding the impact of the $1.7 million allowance for doubtful accounts) will be relatively flat from 1998 to 1999 through the utilization of existing infrastructure.

Purchased Research and Development

     In November 1996, the Company acquired Deming Software, Inc. for a total purchase price of approximately $4.8 million of which $4.5 million was allocated to purchased research and development. For allocation of the purchase price, see
Item 8 "Financial Statements and Supplemental Data, Note (2) of Notes to Consolidated Financial Statements."

Net Interest Income

     Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income was $375,000, $508,000 and $544,000 for fiscal 1998, 1997 and 1996, respectively. The fluctuations in net interest income from fiscal 1997 to fiscal 1998 and from fiscal 1996 to fiscal 1997 were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

     In April 1996, the Company completed its initial public offering of 2.1 million shares of Common Stock. The Company received net proceeds of approximately $13.8 million, after deducting expenses which included underwriting discounts and commissions. At December 31, 1998, the Company had cash, cash equivalents, and short-term investments totaling $6.0 million and working capital of $2.6 million.

     The Company has a $1.75 million bank line of credit and equipment term loan facility, which was entered into in December 1998. As of December 31, 1998, the Company had no monies outstanding on the $1.5 million line of credit and had fully utilized the $250,000 equipment term loan facility.

    Net cash used in operating activities amounted to $5.1 million in 1998, which was comprised principally of the Company's net loss of $5.1 million. Net cash provided by investing activities amounted to $4.1 million in 1998, which mainly included maturities of short-term investments of $4.2 million. The Company currently has no significant capital commitments for fiscal 1999.

     Net cash provided by financing activities amounted to $138,000 in 1998 which primarily included net proceeds from the issuance of common stock of $474,000 offset by principal payments under capital lease obligations of $343,000.

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

Additional Factors That May Affect Future Results

     The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $28.7 million as of December 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of new product development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

     The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Because of the reasons described in this paragraph, the Company's first quarter revenue of 1999 may or may not increase sequentially. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations from period to period. The Company anticipates that its marketing strategy for the WorldSecure product line will, in the future, depend more significantly on distribution by third-party resellers and on managing the international distribution channel. In addition, significant revenue was reported during 1998 from non-refundable minimum commitments from two large resellers which do not directly reflect sales to end-users, including the Japanese distributor who failed to make payments associated with the first and second quarter revenue. During the first two quarters of 1999, the Company expects to report additional revenue from the recognition of the balance of a non-refundable prepaid purchase commitment from one reseller based on guaranteed quarterly minimum commitments from a reseller. The realization of revenue in excess of the non-refundable prepaid amount noted above will depend on the success of these resellers in the marketplace. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure Internet content security and policy management solutions. Failure of the Company's resellers and international distributors to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers and international distributors will be successful in marketing the Company's products. Also, new direct sales and telesales personnel can take up to three quarters to be fully productive against quotas that are in line with industry norms. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1998 and early 1999. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

    The Company's Common Stock is listed on the Nasdaq National Market. There are two sets of criteria used to determine if a company, once listed on the National Market, can remain listed. Each National Market company must meet all of the requirements of at least one set of criteria to maintain its listing. Criteria 1, among other things requires the Company to maintain a net tangible worth (total assets, excluding goodwill, minus total liabilities) of at least $4 million. Although the Company met this requirement as of December 31, 1998, the Company expects continued losses in the current and following quarters and may not meet this continued listing requirement in the future if it is unable to raise additional capital in the interim. The second criteria requires, among other things, that the Company maintain a minimum bid price on the National Market of at least $5.00 per share. The Company does not currently meet this requirement and, therefore, until the Company's bid price exceeds $5.00, this set of criteria will not apply to the Company. Should the Company fail to meet either set of criteria, it believes it would be eligible for listing on the Nasdaq Small Cap Market.

     The Company's success is also dependent upon market acceptance of its WorldSecure product line in preference to competing products and products that may be developed by others. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements or that such new products will achieve a sufficient level of market acceptance to result in profitable operations. In addition, the introduction or announcement of new product offerings by the Company or its competitors could cause customers to defer or cancel purchases of existing Company products. Failure of the Company to develop and introduce new products and product enhancements in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's product, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International sales accounted for 28% of the Company's total sales in 1998 and 1997. As part of the financial results for the third quarter of 1998, the Company announced that the distribution relationship with ASG in Japan had been terminated by Worldtalk for ASG's failure to make payments totaling approximately $1.7 million for software product fees and maintenance for the first and second quarters of 1998. ASG accounted for 18% and 63% of the Company's total license sales and total international software license sales in 1998, respectively. International sales involve a number of risks, including the impact of possible recessionary economic environments outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export authorization by license or license exception pursuant to the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements, which must be assumed by the Company. There is no assurance that the Company will be successful in obtaining additional licenses or license exceptions. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Interest rate sensitivity

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. Market risk means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains a portfolio of cash equivalents and short-term investment in a variety of securities. In addition, the Company invests in relatively short-term securities. As of December 31, 1998, all of the Company's investments mature in less than one year.

Item 8. Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
Index to Consolidated Financial Statements:
Independent Auditor's Report ..............................................  21
Consolidated Balance Sheets as of December 31, 1998 and 1997 ..............  22
Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996 .......................................  23
Consolidated  Statements of  Stockholders'  Equity  (Deficit)
   for the years ended December 31, 1998, 1997 and 1996 ...................  24
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 .......................................  26
Notes to Consolidated Financial Statements ................................  27

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Worldtalk Corporation:

     We have audited the accompanying consolidated balance sheets of Worldtalk Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtalk Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG LLP



Mountain View, California
January 28, 1999


                      WORLDTALK CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS
                                                                 As of December 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Current assets:
  Cash and cash equivalents .................................   $  3,858    $  4,662
  Short-term investments ....................................      2,166       6,415
  Accounts receivable,  net of allowance for doubtful
     accounts of $1,840 and $121, respectively ..............      2,960       3,039
  Prepaid expenses ..........................................        613         935
                                                                --------    --------
          Total current assets ..............................      9,597      15,051

Property and equipment, net .................................      1,108       1,658
Other assets ................................................        441         556
                                                                --------    --------
                                                                $ 11,146    $ 17,265
                                                                ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................   $    787    $    760
  Short-term debt ...........................................        250         243
  Current portion of capital lease obligations ..............        115         339
  Accrued expenses ..........................................      3,419       3,041
  Deferred revenue ..........................................      2,474       4,094
                                                                --------    --------
          Total current liabilities .........................      7,045       8,477

Capital lease obligations, less current portion .............         13         132
                                                                --------    --------
          Total liabilities .................................      7,058       8,609
                                                                --------    --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 6,500 authorized, none
   designated or outstanding ................................       --          --
  Common stock, $.01 par value; 25,000 shares authorized,
   10,686 and 10,487 shares issued and outstanding
   in 1998 and 1997, respectively ...........................        107         105
  Additional paid-in capital ................................     32,773      32,301
  Deferred compensation .....................................        (47)        (89)
  Accumulated deficit .......................................    (28,745)    (23,661)
                                                                --------    --------
          Total stockholders' equity ........................      4,088       8,656
                                                                --------    --------
                                                                $ 11,146    $ 17,265
                                                                ========    ========

          See accompanying notes to consolidated financial statements.


                      WORLDTALK CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                                    Years ended December 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Revenues:
  Software licenses .........................  $  9,631    $  6,860    $  9,711
  Maintenance, installation and training ....     3,817       4,467       4,494
                                               --------    --------    --------
          Total revenues ....................    13,448      11,327      14,205
                                               --------    --------    --------
Cost of revenues:
  Software licenses .........................       737       1,027       1,083
  Maintenance, installation and training ....     2,569       2,964       2,355
                                               --------    --------    --------
          Total cost of revenues ............     3,306       3,991       3,438
                                               --------    --------    --------
     Gross profit ...........................    10,142       7,336      10,767
                                               --------    --------    --------
Operating expenses:
  Product development .......................     3,934       4,294       3,563
  Sales and marketing .......................     7,477       7,378       6,751
  General and administrative ................     4,189       2,689       1,733
  Purchased research and development ........      --          --         4,500
                                               --------    --------    --------
          Total operating expenses ..........    15,600      14,361      16,547
                                               --------    --------    --------
Operating loss ..............................    (5,458)     (7,025)     (5,780)
Interest income, net ........................       375         508         544
                                               --------    --------    --------
          Loss before income taxes ..........    (5,083)     (6,517)     (5,236)
Income taxes ................................         1         183           4
                                               --------    --------    --------
          Net loss ..........................  $ (5,084)   $ (6,700)   $ (5,240)
                                               ========    ========    ========
Basic and diluted net loss per share ........  $  (0.48)   $  (0.65)   $  (0.68)
                                               ========    ========    ========
Shares used in computing basic and
     diluted net loss per share .............    10,584      10,355       7,669
                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.


                                 WORLDTALK CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             Years ended December 31, 1996, 1997 and 1998
                                      (All amounts in thousands)

                                                                  Common Stock
                                                              --------------------     Additional
                                                               Shares      Amount    Paid-in capital
                                                              --------    --------   ---------------
Balances as of December 31, 1995 ............................    1,505    $     15      $    670
Issuance of common stock in initial public offering, net ....    2,000          20        13,812
Conversion of redeemable preferred stock to common stock ....    6,025          60        12,756
Exercise of common stock options and warrants ...............      178           2            49
Purchases under the Employee Stock Purchase Plan ............       35        --             238
Issuance of shareholders' notes receivable ..................     --          --            --
Issuance of common stock in acquisition .....................      547           6         4,125
Amortization of deferred compensation .......................     --          --            --
Net loss ....................................................     --          --            --
                                                              --------    --------      --------
Balances as of December 31, 1996 ............................   10,290    $    103      $ 31,650
Exercise of common stock options ............................      148           2           202
Purchases under the Employee Stock Purchase Plan ............      124           1           461
Repurchased common stock ....................................      (75)         (1)          (12)
Repayment of shareholders' notes receivable .................     --          --            --
Amortization of deferred compensation .......................     --          --            --
Net loss ....................................................     --          --            --
                                                              --------    --------      --------
Balances as of December 31, 1997 ............................   10,487    $    105      $ 32,301
Exercise of common stock options ............................       90           1           129
Purchases under the Employee Stock Purchase Plan ............      155           1           357
Repurchased common stock ....................................      (46)       --             (14)
Amortization of deferred compensation .......................     --          --            --
Net loss ....................................................     --          --            --
                                                              --------    --------      --------
Balances as of December 31, 1998 ............................   10,686    $    107      $ 32,773
                                                              ========    ========      ========

                     See accompanying notes to consolidated financial statements.



                                        WORLDTALK CORPORATION AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    Years ended December 31, 1996, 1997 and 1998
                                             (All amounts in thousands)
                                                                                                       Total
                                                           Stockholder                               Stockholders'
                                                              Note        Deferred     Accumulated     Equity
                                                           Receivable   Compensation    Deficit       (Deficit)
                                                            --------      --------      --------      --------
Balances as of December 31, 1995 ........................   $   (194)     $   (175)     $(11,721)     $(11,405)
Issuance of common stock in initial public offering, net        --            --            --          13,832
Conversion of redeemable preferred stock to common  stock       --            --            --          12,816
Exercise of common stock options and warrants ...........       --            --            --              51
Purchases under the Employee Stock Purchase Plan ........       --            --            --             238
Issuance of shareholders' notes receivable ..............        (68)         --            --             (68)
Issuance of common stock in acquisition .................         (3)         --            --           4,128
Amortization of deferred compensation ...................       --              44          --              44
Net loss ................................................       --            --          (5,240)       (5,240)
                                                            --------      --------      --------      --------
Balances as of December 31, 1996 ........................   $   (265)     $   (131)     $(16,961)     $ 14,396
Exercise of common stock options ........................       --            --            --             204
Purchases under the Employee Stock Purchase Plan ........       --            --            --             462
Repurchased common stock ................................       --            --            --             (13)
Repayment of shareholders' notes receivable .............        265          --            --             265
Amortization of deferred compensation ...................       --              42          --              42
Net loss ................................................       --            --          (6,700)       (6,700)
                                                            --------      --------      --------      --------
Balances as of December 31, 1997 ........................   $   --        $    (89)     $(23,661)     $  8,656
Exercise of common stock options ........................       --            --            --             130
Purchases under the Employee Stock Purchase Plan ........       --            --            --             358
Repurchased common stock ................................       --            --            --             (14)
Amortization of deferred compensation ...................       --              42          --              42
Net loss ................................................       --            --          (5,084)       (5,084)
                                                            --------      --------      --------      --------
Balances as of December 31, 1998 ........................   $   --        $    (47)     $(28,745)     $  4,088
                                                            ========      ========      ========      ========

                            See accompanying notes to consolidated financial statements.



                                  WORLDTALK CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (All amounts in thousands)
                                                                           Years ended December 31,
                                                                      --------------------------------
                                                                        1998        1997         1996
                                                                      --------    --------    --------
Cash flows from operating activities:
  Net loss .........................................................  $ (5,084)   $ (6,700)   $ (5,240)
  Adjustments  to reconcile  net loss to net cash used
    in operating activities:
    Depreciation and amortization ..................................       783         703         452
    Change in allowance for doubtful accounts ......................     1,719         (28)         (1)
    Amortization of deferred compensation ..........................        42          42          44
    Purchased research and development .............................      --          --         4,500
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................    (1,640)      2,513      (3,956)
      Prepaid expenses .............................................       322        (313)       (507)
      Accounts payable .............................................        27        (841)        647
      Accrued expenses .............................................       378         (53)        714
      Deferred revenue .............................................    (1,620)      2,528         561
      Other liabilities ............................................      --          (350)       (280)
                                                                      --------    --------    --------
         Net cash used in operating activities .....................    (5,073)     (2,499)     (3,066)
                                                                      --------    --------    --------
Cash flows from investing activities:
  Restricted cash ..................................................      --          --         2,000
  Purchase of property and equipment ...............................      (233)       (520)     (1,413)
  Purchase of short-term investments ...............................   (56,383)     (7,418)     (9,469)
  Sales and maturities of short-term investments ...................    60,632       7,030       3,442
  Other assets .....................................................       115         247          39
                                                                      --------    --------    --------
         Net cash provided by (used in) investing activities .......     4,131        (661)     (5,401)
                                                                      --------    --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock .......................       474         653      14,053
  Repayment of shareholder receivable ..............................      --           265        --
  Principal payments under capital lease obligations ...............      (343)       (351)       (256)
  Proceeds from bank borrowings ....................................         7         243         698
                                                                      --------    --------    --------
         Net cash provided by financing activities .................       138         810      14,495
                                                                      --------    --------    --------
Change in cash and cash equivalents ................................      (804)     (2,350)      6,028
Cash and cash equivalents at beginning of year .....................     4,662       7,012         984
                                                                      --------    --------    --------
Cash and cash equivalents at end of year ...........................  $  3,858    $  4,662    $  7,012
                                                                      ========    ========    ========
Supplemental disclosures:
  Cash paid for interest: ..........................................  $     54    $     92    $    106
                                                                      ========    ========    ========
  Noncash investing and financing activities:
    Common stock issued in acquisition of Deming Software, Inc. ....  $   --      $   --      $  4,131
                                                                      ========    ========    ========
    Conversion of convertible preferred stock to common stock ......  $   --      $   --      $ 12,816
                                                                      ========    ========    ========
    Notes receivable from stockholders .............................  $   --      $   --      $     68
                                                                      ========    ========    ========
    Equipment acquired under capital lease agreements ..............  $   --      $    110    $    506
                                                                      ========    ========    ========

                      See accompanying notes to consolidated financial statements.

                      WORLDTALK CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1998, 1997 and 1996
                (All amounts in thousands, except per share data)

(1) Summary of the Company and Significant Accounting Policies

The Company

     Worldtalk Corporation (the "Company") is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure policy management platform enables organizations to define and manage Internet e-mail security and usage policies, reducing the risks and liabilities associated with Internet communications. The Company's products include WorldSecure Server (also known as WorldSecure/Mail), a Windows NT-based content firewall and policy management solution, WorldSecure Client, a desktop e-mail encryption product, NetTalk, a Windows NT-based e-mail and directory solution, and NetJunction, a UNIX-based directory and messaging switch.

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

     Fair values of short-term marketable investments are based on quoted market values as of December 31, 1998 and 1997. As of December 31, 1998 and 1997, the difference between the fair value and amortized cost of short-term marketable investments was not material. As of December 31, 1998, short-term marketable investments consisted of commercial paper due within one year or less.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents, short-term marketable investments and accounts receivable. The Company's cash equivalents and short-term marketable investments consist primarily of commercial paper with various maturities during 1999. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. Generally, the Company requires no collateral on trade receivables. The Company believes that its credit evaluation process substantially mitigates any credit risks.

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

Other Assets

     Other assets consist of long-term deposits and certain intangible assets and goodwill acquired in the purchase of Deming Software, Inc. in November 1996. The intangible assets and goodwill are being amortized using the straight-line method over the expected life of the assets of four years.

Impairment of Long-lived Assets

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flow the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. To date, the Company has made no adjustments to the carrying amount of its property and equipment.

Revenue Recognition

     For software transactions entered into after January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If the vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. The revenue allocated to software products is generally recognized upon shipment of the products provided there is persuasive evidence that an agreement exists, the fee is fixed, determinable and collectible and the arrangement does not involve significant customization, modification or production. The revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements is recognized as the services are performed. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

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

Earnings per Share

     Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the years ending December 31, 1998, 1997 and 1996, common stock options totaling 2,143, 1,853, and 1,251, respectively, were omitted from the computation, as their impact would be anti-dilutive.

Other Comprehensive Income (Loss)

     The  Company  has no  material  components  of other  comprehensive  income
(loss).

Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company expects that the adoption of SOP No. 98-1 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company expects that the adoption of SOP No. 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ended December 31, 2000.

     In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company expects that the adoption of SOP No. 98-9 will have no material impact on its financial position, results of operations or cash flows.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

(2) Business Combination

     In November 1996, the Company acquired all of the outstanding stock of Deming Software, Inc. ("Deming"), a privately held company specializing in the development of electronic mail security software for the Internet, for a total purchase price of $4,773, including 569 shares of the Company's common stock, $225 in cash, and $418 of direct acquisition costs. The acquisition was accounted for using the purchase method, and, accordingly, the operating results of Deming have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price has been allocated as follows:

      Net liabilities assumed ...................................   $  (226)
      Goodwill, covenant not to compete and workforce in place ..       499
      Purchased research and development ........................     4,500
                                                                    -------
                                                                    $ 4,773
                                                                    =======

    The $4,500 allocated to purchased research and development was charged to operations in the quarter ended December 31, 1996. The amount allocated to goodwill, covenant not to compete and workforce in place will be amortized using the straight-line method over 48 months.

    The following pro forma combined results of operations for the year ended December 31, 1996 is presented as if the acquisition had occurred at the beginning of the period. The charge for in process research and development has not been reflected in the following pro forma summary. The pro forma summary does not necessarily reflect the results of operations as if the Company and Deming had been consolidated during such periods:

                                                           Year ended
                                                           December 31,
                                                              1996
                                                           ---------
                  Net revenues .........................   $ 14,734
                  Net loss .............................   $ (1,507)
                  Basic and diluted net loss per share .   $  (0.18)

(3) Property and Equipment

    Property and equipment consisted of the following:

                                                         As of December 31,
                                                         ------------------
                                                          1998        1997
                                                         -------    -------
        Equipment ....................................   $ 2,672    $ 2,515
        Furniture and fixtures .......................       657        655
        Purchased software ...........................       268        224
        Leasehold improvements .......................       111        111
                                                         -------    -------
                                                           3,708      3,505
        Less accumulated depreciation and amortization    (2,600)    (1,847)
                                                         -------    -------
                                                         $ 1,108    $ 1,658
                                                         =======    =======


     Equipment recorded under capital leases aggregated $1,533 and $1,533 with related accumulated amortization of $1,461 and $997 for the years ended December 31, 1998 and 1997, respectively.

(4) Accrued Expenses

    Accrued expenses consisted of the following:

                                              As of December 31,
                                              -----------------
                                                1998      1997
                                              -------   -------
Accrued employee compensation...........      $   935   $ 1,021
Accrued commissions.....................          236       177
Other accrued liabilities...............        2,248     1,843
                                              -------   -------
                                              $ 3,419   $ 3,041
                                              =======   =======

(5) Income Taxes

    The Company's effective tax rate differs from the federal income tax rate of
34%, as follows:
                                                        Years ended December 31,
                                                     -----------------------------
                                                      1998       1997       1996
                                                     -------    -------    -------
Income tax benefit at statutory rate .............   $ 1,728    $ 2,216    $ 1,780
Nondeductible purchased research and development .      --         --       (1,652)
Losses for which no benefit is currently  realized    (1,728)    (2,157)      (101)
State income tax .................................        (1)       (37)        (4)
Foreign withholding tax ..........................      --         (115)      --
Other ............................................      --          (90)       (27)
                                                     -------    -------    -------
Actual tax expense ...............................   $    (1)   $  (183)   $    (4)
                                                     =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                        As of December 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
Accruals and reserves ..............................  $  1,013    $    923
Deferred research and development costs ............     3,889       3,828
Net operating loss carryforward -- federal .........     3,736       2,313
Net operating loss carryforward -- state ...........       226         131
Research and development credit carryforward .......     1,481       1,090
Other ..............................................       (78)         34
                                                      --------    --------
                                                        10,267       8,319
Less valuation allowance ...........................   (10,267)     (8,319)
                                                      --------    --------
          Net deferred tax assets ..................  $   --      $   --
                                                      ========    ========

     The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $1,948.

     For federal income tax purposes, the Company has net operating loss carryforwards of approximately $10,989 expiring in the tax years 2008 through 2018. For California income tax purposes, the Company has net operating loss carryforwards of approximately $3,870, expiring in the tax years 1998 through 2003. The Company has a taxable year ending March 31 but reports on the calendar year for financial statement purposes. The difference between the net operating loss carryforward for federal income tax purposes and for state income tax purposes results primarily from a 50% limitation on the California loss carryforwards.

     The Company has research and development tax credit carryforwards for federal and California tax purposes of approximately $835 and $646, respectively. The federal credits expire in various years through 2018, and the California credits may be carried forward indefinitely.

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

(6) Bank Borrowings and Convertible Secured Promissory Notes

     On December 30, 1998, the Company entered into a loan and security agreement comprised of a $1,500 line of credit, which expires on December 29, 1999 and a $250 term facility, which expires on December 29, 2000, bearing interest at the prime rate (7.75% as of December 1998) plus 0.25% and prime rate plus 0.50%, respectively. The agreement is collateralized by the assets of the Company, contains certain financial covenants and restricts the Company's ability to incur other indebtedness and pay dividends. As of December 31, 1998, there were no outstanding balances under the line of credit agreement. The outstanding balance under the term facility was $250 as of December 31, 1998.

(7) Preferred Stock and Stockholders' Equity (Deficit)

Preferred Stock

     As of December 31, 1998, there were 6,500 authorized shares of preferred stock, none of which are designated or outstanding, with a $0.01 per share par value.

Stock Option and Purchase Plans

     In February 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"), under which 1,000 shares of common stock were reserved for issuance. The 1996 Plan became effective in April 1996 on the effective date of the Company's initial public offering. The 1996 Plan provides for the grant of options, stock bonuses and restricted stock purchase rights. The compensation committee of the Board of Directors has the authority to set exercise dates (no longer than 10 years from date of grant), payment terms and other provisions for each grant. Options are subject to vesting as determined by the compensation committee, generally over 48 months. Vesting and exercisability of certain outstanding options and other stock awards under the 1996 Plan will accelerate upon certain change of control transactions. In August 1997 and April 1998, an additional 750 and 1,000 shares of common stock, respectively, were reserved for issuance under the Company's 1996 Plan.

     The Company's 1992 Stock Option Plan (the "1992 Plan") terminated at the effective date of the Company's initial public offering, at which time the 1996 Plan became effective. As a result, no further options may be granted under the 1992 Plan. However, termination of the 1992 Plan does not affect outstanding options, all of which remain outstanding until exercised or until they terminate or expire. The terms of options granted under the 1992 Plan and the administration of the 1992 Plan are substantially the same as the 1996 Plan, except that vesting of options under the 1992 Plan does not accelerate upon an acquisition.

    Activity under the option plans follows:

                                                                     Weighted-
                                               Shares                 average
                                              Available    Options   exercise
                                              For grant  outstanding   price
                                              ---------  -----------   -----

Balances as of December 31, 1995 ..........       133        827      $ 0.83
Additional shares reserved ................     1,200       --          --
Options granted ...........................      (722)       722        9.23
Options exercised .........................      --         (171)       0.33
Options canceled ..........................       127       (127)       3.62
                                                -----      -----      ------
Balances as of December 31, 1996 ..........       738      1,251      $ 5.46
Additional shares reserved ................       750       --          --
Options granted ...........................    (1,990)     1,990        4.74
Options exercised .........................      --         (148)       1.38
Options canceled ..........................     1,240     (1,240)       7.42
                                                -----      -----      ------
Balances as of December 31, 1997 ..........       738      1,853      $ 3.70
Additional shares reserved ................     1,000       --          --
Options granted ...........................    (1,138)     1,138        2.82
Options exercised .........................      --          (91)       1.05
Options canceled ..........................       658       (658)       4.98
                                                -----      -----      ------
Balances as of December 31, 1998 ..........     1,258      2,242      $ 2.99
                                                =====      =====      ======

    The following table summarizes  information about options  outstanding under the plans as of December 31, 1998:
                                                   Outstanding                    Exercisable
                                      ----------------------------------   ----------------------
                                                    Weighted-
                                                     Average    Weighted-                Weighted-
                                         Number     Remaining    average     Number       average
                                        of shares  Contractual  exercise    of shares    exercise
Range of exercise prices               outstanding    Life        price    Exercisable     price
------------------------              ------------ -----------  --------   -----------    -------
     $0.20........................         150      6.2 years     $ 0.20       139        $ 0.20
From $0.50 to $ 3.50..............       1,316      9.0             2.84       263          2.99
From $3.75 to $ 5.00..............         776      7.6             3.79       388          3.75
                                         -----                                 ---
                                         2,242                                 790          2.88
                                         =====                                 ===

     Certain outstanding options under the stock option plan granted to officers are immediately exercisable but subject to repurchase by the Company at a rate equivalent to the current vesting schedule of each option. During 1998, the Company repurchased 46 shares. As of December 31, 1998 and 1997, 36 and 82 shares were subject to repurchase, respectively.

     The Company initially recorded deferred compensation of $175 for the difference between the grant price and the deemed fair value of the common stock underlying the options granted in November and December 1995. This amount is being amortized over the vesting period of the individual options, generally four years.

     In February 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 1,000 shares of common stock for issuance thereunder. The Purchase Plan became effective in April 1996, on the effective date of the Company's initial public offering and permitted eligible employees to acquire shares of the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. As of December 31, 1998, a cumulative total of 314 shares had been issued under the Purchase Plan.

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

     In December 1998, the Company granted option holders under its stock option plans with options at a price over $5.00 per share to have those options repriced to the then current fair market value of the Company's common stock of $3.50 per share. The other terms of the options remained unchanged. In December 1998, the Company amended 162 options pursuant to this offer.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.54, $2.12, and $4.26, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1998 expected dividend yield 0%, risk-free interest rate of 4.98%, expected volatility of 80% and expected life of 3.2 years; 1997 expected dividend yield 0%, risk-free interest rate of 6.32%, expected volatility of 57%, and expected life of 3.2 years; 1996 expected dividend yield 0%, risk-free interest rate of 6.25%, expected volatility of 57% and expected life of 4 years.

     The per share weighted-average fair value of employees' stock purchase rights under the Purchase Plan included in the pro forma amounts was estimated using the Black-Scholes model with the following assumptions: 1998 dividend yield of 0%, expected life of 15 months, expected volatility of 80% and risk-free interest rate of 4.97%; 1997 expected dividend yield of 0%, expected life of 6 months, expected volatility of 57% and risk-free interest rate of 5.31%; 1996 expected dividend yield of 0%, expected life of 6 months, expected volatility of 57% and risk free rate of 6.25%. The weighted-average fair value of purchase rights granted in 1998, 1997 and 1996 was $1.28, $1.89 and $4.39, respectively.

     The Company uses the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. Had the Company determined compensation cost for its stock-based compensation plans under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                Years ended December 31,
                                             -------------------------------
                                               1998       1997        1996
                                             --------   --------    --------
Net loss:
  As reported...........................      $5,084     $6,700      $5,240
  Pro forma.............................       6,262      8,146       5,870

Basic and diluted net loss per share:
  As reported...........................      $ 0.48     $ 0.65      $ 0.68
  Pro forma.............................        0.59       0.79        0.77

     Pro forma net income reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to January 1, 1995, is not considered.

Warrants

     In conjunction with various financing arrangements in 1994, 1995 and 1998, the Company issued warrants to purchase 53 shares of common stock at prices ranging from $1.50 per share to $18.16 per share and 7 shares of Series B redeemable preferred stock now exercisable for common stock in lieu of the preferred stock at $2.24 per share. These warrants expire at various dates through 2004.

(8) Commitments and Contingencies

Leases

     The Company leases its facilities and certain equipment under operating lease agreements. The equipment operating leases expire in 1999 and the facilities lease expires in 2005. Additionally, the Company leases certain equipment under capital lease agreements. These leases expire at various dates through 2000. Future minimum lease payments as of December 31, 1998 are as follows:

                                                     Capital    Operating
                                                     leases      leases
                                                     ------      ------
1999 .............................................      121         511
2000 .............................................       15         480
2001 .............................................     --           499
2002 .............................................     --           517
2003 .............................................     --           535
Thereafter .......................................     --           930
                                                     ------      ------
Future minimum lease payments ....................      136      $3,472
                                                                 ======
Less amount representing interest ................        8
                                                     ------
Present value of future minimum lease payments ...      128
Less current portion .............................      115
                                                     ------
Long-term portion ................................   $   13
                                                     ======

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $664, $660 and $367, respectively.

Employee Benefit Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation to a statutory maximum amount. Employee contributions and earnings thereon vest immediately. The Company may make discretionary contributions to the 401(k) plan; none have been made to date.

Legal Actions

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

     As part of the financial results for the third quarter of 1998, the Company announced that the distribution relationship with Ascii Something Good Corporation (now known as I4 Corporation, a Japanese corporation) ("ASG") had been terminated by Worldtalk for ASG's failure to make agreed payments for software product fees and maintenance then totaling approximately $1.7 million for the first and second quarters of 1998. On December 11, 1998, the Company filed a lawsuit against ASG in the United States District Court for the Northern District of California, which case was assigned Case Number C-98-21231. The Complaint alleges the breach by ASG of the Distribution Agreement by ASG through default of its payment obligations. The lawsuit seeks payment of unpaid balances, currently in excess of $2.7 million, interest thereon, and reasonable attorneys' fees and costs. ASG has until May 12, 1999 in which to respond to the Complaint.

(9) International Sales and Major Customers

     International license sales accounted for 28% and 37% of the Company's total software license revenues in 1998 and 1997, respectively. In 1998 and 1997, sales to one customer, ASG, accounted for 18% and 14%, respectively, of the Company's total software license revenue. In 1998, sales to one customer, Securities Dynamics Technologies, Inc. ("SDTI"), accounted for 17% of the Company's total software license revenue. No other single customer accounted for greater than 10% of the Company's total software license revenue in 1998, 1997 or 1996.

(10) Segment Information

     The Company operates in the United States and internationally and derives its revenue from software license sales and associated services of Internet content security and policy management solutions and e-mail productivity products. In 1998 and continuing into 1999, the Company's sales, marketing, and development efforts will be almost entirely focused on the server based WorldSecure product line.

     Geographic Information

                                         Years ended December 31,
                                         ------------------------
                                              1998     1997
                                             ------   ------
Software license revenue:
  United States ..........................   $6,937   $4,326
  All other countries ....................    2,694    2,534
                                             ------   ------
  Total ..................................   $9,631   $6,860
                                             ======   ======

     Product Line Information

                                         Years ended December 31,
                                         ------------------------
                                               1998     1997
                                             ------   ------
Software license revenue:
  WorldSecure Server .....................   $6,980   $1,119
  All other products .....................    2,651    5,741
                                             ------   ------
  Total ..................................   $9,631   $6,860
                                             ======   ======

Item 9.  Changes  in   and  Disagreements with  Accountants  on  Accounting  and
Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company, their ages and their positions with the Company are provided in the table below. The other information called for by Item 10 is incorporated by reference to the Registrant's Proxy Statement being sent to stockholders in connection with the 1999 Annual Meeting of Stockholders to be held on June 11, 1999 (the "Proxy Statement").

        Name              Age                 Position
        ----              ---                 --------
Bernard J. Harguindeguy   40  President, Chief Executive Officer and Director
Todd Hagen                39  Vice President, Finance and Administration,
                              Chief Financial Officer and Secretary
Robert D. Dickinson       33  Vice President, Engineering-- Bellevue
Simon Khalaf              33  Vice President, Marketing
Joseph Longo              45  Vice President, Consulting and Customer Services
Colin Crosby              55  Vice President, Sales
Eric Colard               39  Vice President, Business Development
Max D. Hopper             64  Director
David J. Cowan            33  Director
Anthony Sun               46  Director
Wade Woodson              40  Director

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

     Mr. Hagen has served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Worldtalk from May 1998 to present. From November 1994 to May 1998, Mr. Hagen served as Vice President, Finance and Administration, and Chief Financial Officer of HyperMedia Communications, Inc., an Internet publisher. Previous to that position, Mr. Hagen was Vice President of Finance and Chief Financial Officer at Coactive Computing Corporation, a computer networking company, and Resumix, Inc., a human resources software company. Mr. Hagen holds a Masters in Business Administration in Finance and Accounting from the Anderson Graduate School of Management at UCLA and a Bachelor in Science in Finance and Marketing from the Wharton School at the University of Pennsylvania.

     Mr. Dickinson has served as Vice President, Engineering -- Bellevue for Worldtalk since December 1997. From November 1996 to December 1997, he served as Director, Research and Development for the Deming Internet Security division of the Company. In December 1995, Mr. Dickinson founded Deming Software, Inc., a developer of electronic mail security solutions. He served as President, CEO and Chairman of Deming Software, Inc. from December 1995 until its merger with Worldtalk in November 1996. From June 1991 to November 1995, he served in various executive positions and was a member of the board of directors of ConnectSoft, Inc., a communications software development and consulting firm. From June 1988 to May 1991, he held various product development positions at Boeing Company. Mr. Dickinson received a Bachelor of Arts in Business Administration from Washington State University.

     Mr. Longo has served as Vice President, Consulting and Customer Services of Worldtalk from April 1997 to current. Previously, he served as Director of Professional Services for the Company from January 1995 to April 1997. From May 1989 to January 1995, Mr. Longo held various positions including his last position as the Director of Custom Engineering at The Santa Cruz Operation,
Inc., a supplier of UNIX operating systems for Intel PC's. Mr. Longo has a Bachelor of Science degree in Applied Sciences and Computer Science from RMIT (Melbourne, Australia).

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

     Mr. Crosby has served as the Vice President of Worldwide sales since November of 1998 joining Worldtalk after working for the previous year as a consultant in various privately held startup companies. Mr. Crosby was with Oracle from August 1994 to March of 1997, his last position being Vice President of Sales Operations for the North American Channel program. Prior to Oracle Mr. Crosby was employed by Tandem Computers for 7 years holding a number of positions including Vice President of Commercial sales for Tandem Canada. Mr. Crosby began his career with Univac after his honorable discharge from the Marine Corps. Mr. Crosby did his undergraduate studies in Business Administration at New York University and post graduate level studies in the Executive MBA program at the University of Western Ontario.


     Mr. Colard has served as Vice President, Business Development for Worldtalk since October 1998. From July 1997 to October 1998, he served as Director of Business Development. From July 1991 to June 1997, Mr. Colard
held various positions including his last position as acting Director of Business Development for the Internet Infrastructure Division at Novell, Inc., a supplier of networking and directory-based software. From September 1984 to July 1991, Mr. Colard held various marketing and software development positions at Alcatel, Cap Gemini Telecom and Societe Generale in the USA, France and Italy. Mr. Colard has a Masters of Science degree in Computer Science and Telecommunications from Ecole Nationale Superieure des Telecommunications (ENST) Paris, France.

     Mr. Hopper has served as a director of the Company since September 1995. He has been Principal and Chief Executive Officer of Max D. Hopper & Associates, a consulting and information management firm since January 1995. From November 1985 to January 1995, Mr. Hopper served AMR Corporation as Chairman of the SABRE Group and Senior Vice President, Information Systems. Mr. Hopper is a director of Gartner Group, VTEL Corporation, USDATA Corporation, Payless Cashways, Inc., United Stationers, Inc., Metrocall, Inc., and Exodus Communications, Inc. Mr. Hopper holds a Bachelor of Science in Mathematics from the University of Houston.

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

     Mr. Sun has served as a director of the Company since March 1995. He has been a general partner of Venrock Associates, a venture capital firm, since 1979. He is a director of Cognex Corporation, a computer systems company, Phoenix Technologies Ltd., a computer systems software company, Komag Inc., a computer storage component company and 3Dfx Interactive, Inc., a real-time 3D semiconductor company. He is also a director of several private companies. Mr. Sun received S.B.E.E, S.M.E.E. and Engineer degrees from the Massachusetts Institute of Technology and a Master of Business Administration degree from Harvard University.

     Mr. Woodson has served as a director of the Company since March 1993. He is a general partner with Sigma Partners, a venture capital organization, with which he has been affiliated since 1987. He is also a director of several private companies. Mr. Woodson received his B.S. in Electrical Engineering from Stanford University, his J.D. degree from Harvard University and his Masters in Business Administration degree from the University of California, Berkeley.

ITEM 11. Executive Compensation

     Incorporated by reference from the information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1) Financial Statements and Financial Statement Schedules. The following financial statements are filed as part of this report on Form 10-K beginning on page 18 under the caption, "Item 8. Financial Statements and Supplementary Data."

         Independent Auditors' Report

         Consolidated Balance Sheet as of December 31, 1998 and 1997

         Consolidated Statements of Operation for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31 1998, 1997 and 1996

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

       10.03 Registrant's 1996 Directors Stock Option Plan and related documents (A)(3)

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

       10.15 Separation, Consulting and Release Agreement dated July 23, 1997 between Mark A. Jung and the Registrant (E)(1)(3)

       10.16 Settlement, Consulting and Release Agreement dated July 15, 1997 between Christopher Andrews and the Registrant (E)(1)(3)

       10.17 Settlement, Consulting and Release Agreement dated July 15, 1997 between Steven Goldner and the Registrant (E)(1)(3)

       10.18 Secure Messaging Distribution Agreement between Registrant and Security Dynamics Technologies, Inc., dated September 8, 1997
                  (F)(1)

       10.19 License and Distribution Agreement between Registrant and ASCII Something Good Corporation, dated September 8, 1997
                  (F)(1)

       10.20 Employment Termination Agreement dated April 10, 1998 with Stephen R. Bennion (G)(1)(2)

       10.21 Employment Termination Agreement dated June 29, 1998 with Sathvik Krisnamurthy (G)(1)(2)

    Exhibit No.                          Description
    -----------                          -----------

       10.22 Form of Employment Agreement entered into with each of its executive officers (H)(2)

       10.23 Loan and Security Agreement, dated December 30, 1998, between Registrant and Silicon Valley Bank (I)

       23.01      Consent of Independent Auditors (I)

       27.01      Financial Data Schedule (I)

----------

(1)  Confidential treatment has been granted with respect to certain portions of
     this  agreement.   Such  portions  have  been  filed  separately  with  the
     Securities and Exchange Commission.

(2)  Management contract or compensatory plan.

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

(F) Incorporated by reference to the Exhibits to the Company's report on Form 10K (File No. 0-27886) filed with the Securities and Exchange Commission on March 31, 1998.

(G) Incorporated by reference to the Exhibits to the Company's report on Form 10Q/A (File No. 0-27886) filed with the Securities and Exchange Commission on September 4, 1998.

(H) Incorporated by reference to the Exhibits to the Company's report on Form 10Q/A (File No. 0-27886) filed with the Securities and Exchange Commission on November 13, 1998.


(I)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 31, 1999
                                   WORLDTALK COMMUNICATIONS
                                   CORPORATION


                                   By:  /s/ TODD HAGEN
                                       --------------------------------------
                                        Todd Hagen
                                        Vice President, Finance and
                                        Administration,
                                        Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

/s/  BERNARD HARGUINDEGUY             President and Chief Executive Officer                      March 31, 1999
---------------------------

/s/  TODD HAGEN                       Vice President, Finance and Administration, Chief          March 31, 1999
---------------------------           Financial Officer and Secretary  (Principal
                                      Accounting Officer)

/s/  WADE WOODSON                     Director                                                   March 31, 1999
---------------------------

/s/  MAX HOPPER                       Director                                                   March 31, 1999
---------------------------

/s/  DAVID COWAN                      Director                                                   March 31, 1999
---------------------------

/s/  ANTHONY SUN                      Director                                                   March 31, 1999
---------------------------

                                              SCHEDULE II

                                 WORLDTALK COMMUNICATIONS CORPORATION
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                            Deductions:
                                                  Balance at                Write-offs
                                                 Beginning of                   of        Balance at
Classification                                       Year       Additions    Accounts     End of year
--------------                                       ----       ---------    --------     -----------
                                                                   (In thousands)
Allowance for doubtful accounts
  Year ended December 31, 1998..............         $ 121      $1,720 (1)     $ (1)        $1,840
                                                     =====      =========      ====         ======

  Year ended December 31, 1997..............         $ 149        $ 41         $(69)        $  121
                                                     =====        ====         ====         ======
  Year ended December 31, 1996..............         $ 150        $ 10         $(11)        $  149
                                                     =====        ====         ====         ======

(1) As a result of the termination and associated non-payments, Worldtalk established an allowance for doubtful accounts for the full amount of approximately $1,700,000 owed by ASG.

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

       10.03 Registrant's 1996 Directors Stock Option Plan and related documents (A)(3)

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

       10.15 Separation, Consulting and Release Agreement dated July 23, 1997 between Mark A. Jung and the Registrant (E)(1)(3)

       10.16 Settlement, Consulting and Release Agreement dated July 15, 1997 between Christopher Andrews and the Registrant (E)(1)(3)

       10.17 Settlement, Consulting and Release Agreement dated July 15, 1997 between Steven Goldner and the Registrant (E)(1)(3)

       10.18 Secure Messaging Distribution Agreement between Registrant and Security Dynamics Technologies, Inc., dated September 8, 1997
                  (F)(1)

       10.19 License and Distribution Agreement between Registrant and ASCII Something Good Corporation, dated September 8, 1997
                  (F)(1)

       10.20 Employment Termination Agreement dated April 10, 1998 with Stephen R. Bennion (G)(1)(2)

       10.21 Employment Termination Agreement dated June 29, 1998 with Sathvik Krisnamurthy (G)(1)(2)

       10.22 Form of Employment Agreement entered into with each of its executive officers (H)(2)

    Exhibit No.                          Description
    -----------                          -----------

       10.23 Loan and Security Agreement, dated December 30, 1998, between Registrant and Silicon Valley Bank (I)

       23.01      Consent of Independent Auditors (I)

       27.01      Financial Data Schedule (I)

----------

(1)  Confidential treatment has been granted with respect to certain portions of
     this  agreement.   Such  portions  have  been  filed  separately  with  the
     Securities and Exchange Commission.

(2)  Management contract or compensatory plan.

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

(F) Incorporated by reference to the Exhibits to the Company's report on Form 10K (File No. 0-27886) filed with the Securities and Exchange Commission on March 31, 1998.

(G) Incorporated by reference to the Exhibits to the Company's report on Form 10Q/A (File No. 0-27886) filed with the Securities and Exchange Commission on September 4, 1998.

(H) Incorporated by reference to the Exhibits to the Company's report on Form 10Q/A (File No. 0-27886) filed with the Securities and Exchange Commission on November 13, 1998.


(I)  Filed herewith.