Form 10-Q
period 1999-03-31
WORLDTALK COMMUNICATIONS CORP
filed 1999-05-17
CIK 1008588

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

                  For the quarterly period ended March 31, 1999
                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on April 30, 1999 was 10,904,392 shares.

================================================================================

--------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

--------------------------------------------------------------------------------


                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number


ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
           and December 31, 1998..............................................3

         Condensed Consolidated Statements of Operations for the
           three month periods ended March 31, 1999 and 1998..................4

         Consolidated Statements of Cash Flows for the three
           month periods ended March 31, 1999 and 1998........................5

         Notes to Condensed Consolidated Financial Statements.................6

ITEM 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk..........14



PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings...................................................15

ITEM 5.  Change in Management................................................15

ITEM 6:  Exhibits and Reports on Form 8-K....................................15

         Signature...........................................................16

         Exhibits............................................................17

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                         WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                             (Unaudited)

                                                               ASSETS

                                                                                                   March 31,           December 31,
                                                                                                     1999                   1998
                                                                                                    --------               --------
Current assets:
  Cash and cash equivalents ..........................................................              $  4,533               $  3,858
  Short-term investments .............................................................                   500                  2,166
  Accounts receivable, net of allowance for
    doubtful accounts of $1,792 and $1,840 respectively ..............................                 2,118                  2,960
  Prepaid expenses ...................................................................                   589                    613
                                                                                                    --------               --------
          Total current assets .......................................................                 7,740                  9,597

Property and equipment, net ..........................................................                   993                  1,108
Other assets .........................................................................                   496                    441
                                                                                                    --------               --------
                                                                                                    $  9,229               $ 11,146
                                                                                                    ========               ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................................              $    980               $    787
  Short-term debt ....................................................................                   304                    250
  Capital lease obligations ..........................................................                    72                    128
  Accrued expenses ...................................................................                 2,912                  3,419
  Deferred revenue ...................................................................                 1,455                  2,474
                                                                                                    --------               --------
          Total liabilities ..........................................................                 5,723                  7,058
                                                                                                    --------               --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares authorized,
   10,813 and 10,686 shares issued and outstanding
   in 1999 and 1998, respectively ....................................................                   108                    107
  Additional paid-in capital .........................................................                33,051                 32,773
  Deferred compensation ..............................................................                   (36)                   (47)
  Accumulated deficit ................................................................               (29,617)               (28,745)
                                                                                                    --------               --------
          Total stockholders' equity .................................................                 3,506                  4,088
                                                                                                    --------               --------
                                                                                                    $  9,229               $ 11,146
                                                                                                    ========               ========

                               See accompanying notes to condensed consolidated financial statements.

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months ended March 31,
                                                  ----------------------------
                                                      1999         1998
                                                     -------      -------
Revenues:
  Software licenses.............................     $ 2,289      $ 2,599
  Maintenance, installation and training........         925        1,008
                                                     -------      -------
          Total revenues........................       3,214        3,607
                                                     -------      -------
Cost of revenues:
  Software licenses.............................          71          194
  Maintenance, installation and training........         553          648
                                                     -------      -------
          Total cost of revenues................         624          842
                                                     -------      -------
     Gross profit...............................       2,590        2,765
                                                     -------      -------
Operating expenses:
  Product development...........................         977        1,049
  Sales and marketing...........................       2,085        1,760
  General and administrative....................         558          670
                                                     -------      -------
          Total operating expenses..............       3,620        3,479
                                                     -------      -------
Operating loss..................................      (1,030)        (714)
Interest income, net............................         140          121
                                                     -------      -------
          Loss before income taxes..............        (890)        (593)
Income taxes....................................         (18)          85
                                                     --------     -------
          Net loss..............................     $  (872)     $  (678)
                                                     =======      =======
Basic and diluted net loss per share............     $ (0.08)     $ (0.06)
                                                     =======      =======
Shares  used in  computing  basic and
diluted net loss per share......................      10,758       10,511
                                                    ========     ========

     See accompanying notes to condensed consolidated financial statements.

                       WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1999        1998
                                                                       -------     -------
Cash flows from operating activities:
  Net loss.......................................................      $  (872)    $  (678)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization................................          193         195
    Amortization of deferred compensation........................           11          11
    Changes in operating assets and liabilities:
      Accounts receivable........................................          842        (298)
      Prepaid expenses...........................................           24          32
      Accounts payable...........................................          193         123
      Accrued expenses...........................................         (507)         52
      Deferred revenue...........................................       (1,019)       (503)
         Net cash used in operating activities...................       (1,135)     (1,066)
                                                                       -------     -------
Cash flows from investing activities:
  Purchase of property and equipment.............................          (78)        (43)
  Purchase of short-term investments.............................           --          --
  Sales and maturities of short-term investments.................        1,666       2,933
  Other assets...................................................          (55)         31
                                                                       --------    -------
         Net cash provided by investing activities...............        1,533       2,921
                                                                       -------     -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.....................          279          22
  Proceeds from Bank borrowings..................................           54          --
  Principal payments under capital lease obligations.............          (56)        (89)
                                                                       --------    --------
         Net cash provided by (used in) financing activities.....          277         (67)
                                                                       -------     --------
Change in cash and cash equivalents..............................          675       1,788
Cash and cash equivalents at beginning of period.................        3,858       4,662
                                                                       -------     -------
Cash and cash equivalents at end of period.......................      $ 4,533     $ 6,450
                                                                       =======     =======
Supplemental disclosures:
  Cash paid for interest:........................................      $    16     $    16
                                                                       =======     =======

             See accompanying notes to condensed consolidated financial statements.

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Period ended March 31, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

(1) Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheet of Worldtalk Communications Corporation and its subsidiaries ("Worldtalk" or the "Company") as of March 31, 1999 and December 31, 1998 and the related unaudited condensed consolidated statements of operations and cash flow for the three months ended March 31, 1999 and 1998 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessary indicative of results to be expected for the entire year.

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

Earnings per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the periods ending March 31, 1999 and 1998, common stock options totaling 2,055 and 1,733, respectively, were omitted from the computation, as their impact would be antidilutive.

(2) Legal Proceedings

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

                  On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received the first payment, and the last payment is due by February 15, 2000. i4 may reduce the total amount owed to the Company by up to $200,000 if it exercises certain prepayment options.

Recent Accounting Pronouncements

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

         The Company is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure(TM) policy management platform enables organizations to define and manage Internet e-mail and Web security and usage policies, reducing the risks and liabilities associated with Internet communications. The Company delivered the industry's first solutions for managing and enforcing e-mail security policies in September 1997. The Company's products include WorldSecure Server (also known as WorldSecure/Mail), a Windows NT-based content firewall and policy management solution, WorldSecure/ESP, a surveillance program for Internet e-mail, WorldSecure Client, a desktop e-mail encryption product, NetTalk(TM), a Windows NT-based e-mail and directory solution, and NetJunction, a UNIX-based directory and messaging switch.

         The Company has experienced a significant and planned shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to over 90% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in the first quarter of 1999. A significant portion of the revenue reported from these products during the first three months of 1999 came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above has depended on the success of these resellers in the marketplace The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure product line. A key element of the Company's future revenue growth will be the ability of the Company's resellers and international distributors to sell the Company's products in volume. In 1998, the Company terminated its relationship with its Japanese distributor and has not yet entered into an agreement with a replacement distribution partner in Japan. There can be no assurance that the Company will successfully replace its Japanese distributor, that the Company's resellers will be successful in marketing these products or that the Company's products will achieve broad market acceptance.

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

         The Company's Windows NT-based Internet security and policy management products have also placed the Company into competition with a new set of vendors, many of whom have significantly greater resources than the Company. Accordingly, the Company continues to invest significantly in its business. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis or that the Company will be able to successfully compete with vendors that have greater resources than the Company. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; size and timing of customer orders; success of the Company's resellers; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; acceptance by the market of the Company's products; changes in United States government policy on encryption software; changes in the proportion of revenue attributable to license and service fees; changes in the level of operating expenses; the ability of the Company to develop new distribution channels; competitive conditions in the industry; and the distraction to the information technology departments of many corporations that Year 2000 problems are creating.


Results of Operations

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                      ---------      -------
       Revenue:
         Software licenses...............                71.2%          72.1%
         Maintenance, installation and
          training.......................                28.8           27.9
                                                        -----          -----
                 Total revenue...........               100.0          100.0
                                                        -----          -----
       Cost of revenue:
         Software licenses...............                 2.2            5.3
         Maintenance, installation and
          training.......................                17.2           18.0
                                                        -----          -----
                 Total cost of revenue...                19.4           23.3
                                                        -----          -----
       Gross margin......................                80.6           76.7
                                                        -----          -----
       Operating expenses:
         Product development.............                30.4           29.1
         Sales and marketing.............                64.8           48.8
         General and administrative......                17.4           18.6
                                                        -----          -----
                 Total operating expense.               112.6           96.5
                                                        -----          -----
                 Operating loss..........               (32.0)         (19.8)
       Other income (expense), net.......                 4.3            3.4
                                                        -----          -----
                 Loss before income taxes               (27.7)         (16.4)
       Income taxes......................                 (.6)           2.4
                                                        -----          -----
                 Net loss................
                                                        (27.1)%        (18.8)%
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

         The Company's total revenues were $3.2 million for the three months ended March 31, 1999 as compared to $3.6 million for the same period in 1998, representing an decrease of 10.9%.

         Software license revenue was $2.3 million for the three months ended March 31, 1999 as compared to $2.6 million for the same period in 1998, representing an decrease of 11.9%.

         A significant  portion of the revenue  reported  during the first three
months  of  1999  came  from   shipments   of   products   pursuant  to  minimum
non-refundable, non-recurring commitment terms with two resellers.

         Maintenance, installation and training revenues were $925,000 for the three months ended March 31, 1999 as compared to $1 million for the same period in 1998, representing a decrease of 8.2%, when compared to the same period last year. Maintenance, installation and training revenue for the first three months of 1999 decreased from the first three months of 1998 due to weak NetJunction sales in the second half of 1998 and the increase in the percentage of total revenue from the sale of Windows NT-based products. The weak NetJunction sales in the second half of 1998 resulted in reduced consulting and integration services for the first quarter of 1999. The sale of Windows NT-based products requires less consulting and maintenance, resulting in lower total maintenance, installation and training revenue. The Company expects that maintenance, installation and training revenue will decline as a percentage of revenue in the future as the Company increases sales of Windows NT-based Internet content security and policy management solutions which require less maintenance, installation and training.

Cost of Revenues

         The Company's total cost of revenues was $624,000 for the three months ended March 31, 1999 as compared to $842,000 for the same period in 1998, representing a decrease of 25.9%.

         Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $71,000 for the three months ended March 31, 1999 as compared to $194,000 for the same period in 1998, representing a decrease of 63.4%. The decrease in cost of product revenues for the first three months of 1999, when compared to the same period last year, was primarily due to reductions in certain royalty and other amortized costs.

         Maintenance, installation and training costs consist principally of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $553,000 for the three months ended March 31, 1999 as compared to $648,000 for the same period in 1998, representing a decrease of 14.7%. The Company expects that maintenance, installation and training costs will decline as a percentage of revenue in the future, as the Company increases sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

Product Development

         Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses are incurred for the research, design and development of new products, enhancements of existing products and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were $977,000 for the three months ended March 31, 1999 as compared to $1.0 million for the same period in 1998, representing a decrease of 6.9%. Product development expenses represented 30.4% and 29.1% of total revenues for the first quarter of 1999 and the first quarter of 1998, respectively. The Company believes that continued commitment to product development is required for the Company's products to obtain a competitive advantage. The Company intends to continue to allocate resources to product research and development. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade show expenses and promotional expenses. Sales and marketing expenses were $2.1 million for the three months ended March 31, 1999 as compared to $1.8 million for the same period in 1998. Sales and marketing expenses represented 64.8% and 48.8% of total revenues for the first three months of 1999 and the first three months of 1998, respectively. The increase in sales and marketing expenses as a percentage of total revenues was attributable to the addition of sales personnel and the opening of new sales office space during the quarter. The Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, VARs and direct sales personnel. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

General and Administrative

         General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $558,000 for the three months ended March 31, 1999 as compared to $670,000 for the same period in 1998, representing an decrease of 16.7%. General and administrative expenses represented 17.4% and 18.6% of total revenues for the first three months of 1999 and the first three months of 1998, respectively. The decrease in absolute dollars for the first quarter of 1999, when compared to the same period in 1998, was attributable primarily to decreased staffing and overhead expenses necessary to manage and support the Company's business. The decrease in general and administrative expenses as a percentage of total revenues was attributable to the fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

Net Interest Income

         Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income was $140,000 and $121,000 for the first three months of 1999 and the first three months of 1998, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investments balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

         At March 31, 1999, the Company had cash and cash equivalents and short-term investments of $5 million and working capital of $2.0 million.

         Net cash used in operating activities amounted to $1.1 million for the three months ended March 31, 1999, which was comprised principally of the Company's net loss of $872,000, a decrease in deferred revenue of $1.0 million and a decrease in accrued expenses of $507,000, offset by an decrease in accounts receivable of $842,000 and an increase in accounts payable of $193,000.

         Net cash provided from $1.7 million in sales and maturities of short-term investments offset by investing activities amounted to $1.5 million for the three months ended March 31, 1999, which included $77,000 purchases of property and equipment and $56,000 other assets. The Company currently has no significant capital commitments for the remainder of fiscal 1999.

         Net cash provided by financing activities amounted to $277,000 for the three months ended March 31, 1999 which included net proceeds from the issuance of common stock of $279,000, proceeds from bank borrowings of $54,000, offset by principal payments under capital lease obligations of $56,000.

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

Additional Factors That May Affect Future Results

         The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $29.6 million as of March 31, 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

         The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. The Company anticipates that its marketing strategy for the WorldSecure product line will, in the future, depend more significantly on distribution by third-party resellers and on managing the international distribution channel. In addition, significant revenue was reported during 1998 and during the first quarter of 1999 from non-refundable, non-recurring minimum commitments from two large resellers which do not directly reflect sales to end-users. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure Internet content security and policy management products. Failure of the Company's resellers and international distributors to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers and international distributors will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Also, new direct sales and telesales personnel can take up to three quarters to become fully productive against quotas that are in line with industry norms. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1998 and during the first three months of 1999. A key element in the Company's future success is the ability of the Company's management team to implement the Company's business strategy.

         The Company's Common Stock is listed on the Nasdaq National Market. There are two sets of criteria used to determine if a company, once listed on the National Market, can remain listed. Each National Market company must meet all of the requirements of at least one set of criteria to maintain its listing. Criteria 1, among other things requires the Company to maintain a net tangible worth (total assets, excluding goodwill, minus total liabilities) of at least $4million. Although the Company met this requirement as of December 31, 1998, the Company expects continued losses in the current and following quarters and may not meet this continued listing requirement in the future if it is unable to raise additional capital in the interim. The second criteria requires, among other things, that the Company maintain a minimum bid price on the National Market of at least $5.00 per share. The Company does not currently meet this requirement and, therefore, until the Company's bid price exceeds $5.00, this set of criteria will not apply to the Company. Should the Company fail to meet either set of criteria, it believes it would be eligible for listing on the Nasdaq Small Cap Market. The Company has received notification from Nasdaq that the Company does not currently meet the criteria for continued listing on the National Market. The Company has made a formal request for a hearing with a Nasdaq Listing Qualifications Panel, and has been informed by Nasdaq that any delisting action will be stayed pending a final decision by this panel. The Company is engaged in resolving this matter with Nasdaq and believes that it will return to compliance with one or both sets of listing criteria for the National Market. However, there can be no assurance that the Company will be successful in its efforts to comply with the National Market listing criteria or that the Company will remain listed on the National Market.

         The Company's success is also dependent upon market acceptance of its WorldSecure product line in preference to competing products and products that may be developed by others. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements or that such new products will achieve a sufficient level of market acceptance to result in profitable operations. In addition, the introduction or announcement of new product offerings by the Company or its competitors could cause customers to defer or cancel purchases of existing Company products. Failure of the Company to develop and introduce new products and product enhancements in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's future operating results are significantly dependent upon market acceptance of the Company's Windows NT-based Internet content security and policy management products. The Company has devoted substantial resources to market and sell these products and to develop new sales channels. The Company has experienced revenue growth in the sales of these products in the first quarter of 1999, compared to the first quarter of 1998. However, there can be no assurance that the Company will be able to recognize increased revenues from these products in the future.

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

         International sales accounted for 27.7% of the Company's total sales for the three months ended March 31, 1999 compared to 35.7% for the same period in 1998. It is not certain that revenues from the licensing and support of the Company's products in international markets will continue to grow, particularly in light of the fact that the Company does not yet have a new Japanese distributor. International sales involve a number of risks, including the impact of possible recessionary economic environments outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export authorization by license or license exemption pursuant to the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements which must be assumed by the Company. There is no assurance that the Company will be successful in obtaining additional licenses or license exemptions. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Issues


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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Interest rate sensitivity.

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. Market risk means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains a portfolio of cash equivalents and short-term investment in a variety of securities. In addition, the Company invests in relatively short-term securities. As of March 31, 1999, all of the Company's investments mature in less than one year.

--------------------------------------------------------------------------------

       PART II: OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. Legal Proceedings.

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received the first payment, and the last payment is due by February 15, 2000. i4 may reduce the total amount owed to the Company by up to $200,000 if it exercises certain prepayment options.

Item 5.  Other Information.

         Change in Management.

        Todd Hagen, the Company's Vice President, Finance and Administration, Chief Financial Officer and Secretary of Worldtalk has resigned as of April 2, 1999.

Item 6. Exhibits and Reports on Form 8-K.

(a)     The  following  exhibits  are being filed as part of this report on Form
        10-Q:

        27.1     Financial Data Schedule

(b)     Report on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999
                                 WORLDTALK COMMUNICATIONS
                                 CORPORATION




                                  By: /s/  BERNARD HARGUINDEGUY
                                      ------------------------------------------
                                           Bernard Harguindeguy
                                           President and Chief Executive Officer
                                           (Duly authorized officer)