Form 10-Q/A
period 1999-03-31
WORLDTALK COMMUNICATIONS CORP
filed 1999-05-28
CIK 1008588

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                  FORM 10-Q/A-1

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

         Registrant hereby amends Part I, Items 1 and 2 of its Form 10-Q for the quarterly period ended March 31, 1999.

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

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months ended March 31,
                                                  ----------------------------
                                                      1999         1998
                                                     -------      -------
Revenues:
  Software licenses.............................     $ 2,289      $ 2,599
  Maintenance, installation and training........         925        1,008
                                                     -------      -------
          Total revenues........................       3,214        3,607
                                                     -------      -------
Cost of revenues:
  Software licenses.............................          71          194
  Maintenance, installation and training........         553          648
                                                     -------      -------
          Total cost of revenues................         624          842
                                                     -------      -------
     Gross profit...............................       2,590        2,765
                                                     -------      -------
Operating expenses:
  Product development...........................         977        1,049
  Sales and marketing...........................       2,085        1,760
  General and administrative....................         558          670
                                                     -------      -------
          Total operating expenses..............       3,620        3,479
                                                     -------      -------
Operating loss..................................      (1,030)        (714)
Interest and other income, net..................         140          121
                                                     -------      -------
          Loss before income taxes..............        (890)        (593)
Income taxes....................................         (18)          85
                                                     --------     -------
          Net loss..............................     $  (872)     $  (678)
                                                     =======      =======
Basic and diluted net loss per share............     $ (0.08)     $ (0.06)
                                                     =======      =======
Shares  used in  computing  basic and
diluted net loss per share......................      10,758       10,511
                                                    ========     ========

     See accompanying notes to condensed consolidated financial statements.

                       WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1999        1998
                                                                       -------     -------
Cash flows from operating activities:
  Net loss.......................................................      $  (872)    $  (678)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization................................          193         195
    Amortization of deferred compensation........................           11          11
    Changes in operating assets and liabilities:
      Accounts receivable........................................          842        (298)
      Prepaid expenses...........................................           24          32
      Accounts payable...........................................          193         123
      Accrued expenses...........................................         (507)         52
      Deferred revenue...........................................       (1,019)       (503)
                                                                       -------     -------
         Net cash used in operating activities...................       (1,135)     (1,066)
                                                                       -------     -------
Cash flows from investing activities:
  Purchase of property and equipment.............................          (78)        (43)
  Purchase of short-term investments.............................           --          --
  Sales and maturities of short-term investments.................        1,666       2,933
  Other assets...................................................          (55)         31
                                                                       --------    -------
         Net cash provided by investing activities...............        1,533       2,921
                                                                       -------     -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.....................          279          22
  Proceeds from bank borrowings..................................           54          --
  Principal payments under capital lease obligations.............          (56)        (89)
                                                                       --------    --------
         Net cash provided by (used in) financing activities.....          277         (67)
                                                                       -------     --------
Change in cash and cash equivalents..............................          675       1,788
Cash and cash equivalents at beginning of period.................        3,858       4,662
                                                                       -------     -------
Cash and cash equivalents at end of period.......................      $ 4,533     $ 6,450
                                                                       =======     =======
Supplemental disclosures:
  Cash paid for interest:........................................      $    16     $    16
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

(1) Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets of Worldtalk Communications Corporation and its subsidiary ("Worldtalk" or the "Company") as of March 31, 1999 and December 31, 1998 and the related unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessary indicative of results to be expected for the entire year.

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

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received the first payment of $100,000, and the last payment is due by February 15, 2000. Payments from i4 under the settlement agreement are recorded as other income. i4 may reduce the total amount owed to the Company by up to $200,000 if it exercises certain prepayment options.

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

         The Company has experienced a significant and planned shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to over 90% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in the first quarter of 1999. A significant portion of the revenue reported from these products during the first three months of 1999 came from shipments of products pursuant to minimum non-refundable commitment terms with two large resellers, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above has depended on the success of these resellers in the marketplace. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure product line. A key element of the Company's future revenue growth will be the ability of the Company's resellers and international distributors to sell the Company's products in volume. In 1998, the Company terminated its relationship with its Japanese distributor and has not yet entered into an agreement with a replacement distribution partner in Japan. There can be no assurance that the Company will successfully replace its Japanese distributor, that the Company's resellers will be successful in marketing these products or that the Company's products will achieve broad market acceptance.

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

         The Company's total revenues were $3.2 million for the three months ended March 31, 1999 as compared to $3.6 million for the same period in 1998, representing a decrease of 10.9%.

         Software license revenue was $2.3 million for the three months ended March 31, 1999 as compared to $2.6 million for the same period in 1998, representing a decrease of 11.9%. This decrease in software license revenue was primarily attributable to the termination of the Company's Japanese distributor in the third quarter of 1998, resulting in no software license revenue from the Japanese market for the first three months of 1999.

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

Net Interest and Other Income

         Net interest and other income consists of interest income and expense and other income and expense items. Net interest income was $40,000 and $121,000 for the first three months of 1999 and the first three months of 1998, respectively. The fluctuations in net interest were primarily attributable to reduction in the Company's cash and cash equivalent and short-term investments balances due to operating losses, coupled with interest rate fluctuations during the comparable periods. Other income includes $100,000 paid by the Company's former Japanese distributor as partial settlement of a dispute between the Company and the distributor.

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

         Net cash provided from $1.7 million in sales and maturities of short-term investments, offset by investing activities, amounted to $1.5 million for the three months ended March 31, 1999, which included $77,000 for purchases of property and equipment and $56,000 for purchase of other assets. The Company currently has no significant capital commitments for the remainder of fiscal 1999.

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

Date:  May 25, 1999
                                 WORLDTALK COMMUNICATIONS
                                 CORPORATION




                                  By: /s/  BERNARD HARGUINDEGUY
                                      ------------------------------------------
                                           Bernard Harguindeguy
                                           President and Chief Executive Officer
                                           (Duly authorized officer)