Form 10-Q
period 1999-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1999-08-13
CIK 1008588

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

                  For the quarterly period ended June 30, 1999
                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on August 10, 1999 was 14,286,772 shares.
================================================================================

-------------------------------------------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

-------------------------------------------------------------------------------------------------------------------
                                                                                                              Page
PART I            FINANCIAL INFORMATION                                                                      Number


ITEM 1:           Financial Statements

                  Condensed  Consolidated  Balance  Sheets as of June 30, 1999 and  December 31, 1998.............3

                  Condensed  Consolidated  Statements of Operations  for the three and six month periods ended June 30, 1999 and 1998.......................................................4

                  Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998....5

                  Notes to Condensed Consolidated Financial Statements............................................6

ITEM 2:           Management's  Discussion  and  Analysis  of  Financial  Condition  and
                       Results of Operations......................................................................8

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk.....................................15



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings..............................................................................16

ITEM 5.           Change in Management...........................................................................16

ITEM 6:           Exhibits and Reports on Form 8-K...............................................................16

                  Signature......................................................................................17

                  Exhibits.......................................................................................18

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS
                                                                 June 30,       December 31,
                                                                   1999            1998
                                                                ----------      ----------
Current assets:
  Cash and cash equivalents.................................   $   2,592        $   3,858
  Short-term investments....................................          -             2,166
  Accounts receivable, net of allowance for
   doubtful accounts of $1,460 and $1,840 respectively......       3,433            2,960
  Prepaid expenses..........................................         765              613
                                                               ---------        ---------
          Total current assets..............................       6,790            9,597

Property and equipment, net.................................         850            1,108
Other assets................................................         465              441
                                                               ---------        ---------
                                                               $   8,105        $  11,146
                                                               =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................  $   1,397        $     787
  Short-term debt............................................        273              250
  Capital lease obligations..................................         20              128
  Accrued expenses...........................................      2,795            3,419
  Deferred revenue...........................................      1,594            2,474
                                                               ---------        ---------
          Total liabilities..................................      6,079            7,058
                                                               ---------        ---------
Commitments and contingencies
Stockholders' equity:
  Common stock,  $.01 par value; 25,000 shares authorized,
   10,947 and 10,686 shares issued and outstanding in 1999
   and 1998, respectively....................................        110              107
  Additional paid-in capital.................................     33,265           32,773
  Deferred compensation......................................        (26)             (47)
  Accumulated deficit........................................    (31,323)         (28,745)
                                                               ---------        ---------
          Total stockholders' equity.........................      2,026            4,088
                                                               ---------        ---------
                                                               $   8,105        $  11,146
                                                               =========        =========

          See accompanying notes to condensed consolidated financial statements.

                               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                   (Unaudited)
                                                                 Three Months                   Six Months
                                                                 ended June 30,               ended June 30,
                                                              1999          1998            1999         1998
                                                           ------------  -----------     -----------  -----------
Revenues:
  Software licenses                                        $      1,808  $     3,018     $     4,097  $     5,617
  Maintenance, installation and training                            821        1,093           1,746        2,101
                                                           ------------  -----------     -----------  -----------
          Total revenues                                          2,629        4,111           5,843        7,718
                                                           ------------  -----------     -----------  -----------
Cost of revenues:
  Software licenses                                                  81          198             152          392
  Maintenance, installation and training                            536          660           1,090        1,308
                                                           ------------  -----------     -----------  -----------
          Total cost of revenues                                    617          858           1,242        1,700
                                                           ------------  -----------     -----------  -----------
     Gross profit                                                 2,012        3,253           4,601        6,018
                                                           ------------  -----------     -----------  -----------
Operating expenses:
  Product development                                             1,014        1,023           1,991        2,072
  Sales and marketing                                             2,442        1,892           4,527        3,652
  General and administrative                                        246          697             804        1,367
                                                           ------------  -----------     -----------  -----------
          Total operating expenses                                3,702        3,612           7,322        7,091
                                                           ------------  -----------     -----------  -----------
Operating loss                                                   (1,690)        (359)         (2,721)      (1,073)
Interest income, net                                                 36          102             177          223
                                                           ------------  -----------     -----------  -----------
          Loss before income taxes                               (1,654)        (257)         (2,544)        (850)
Income taxes                                                         53           85              35          170
                                                           ------------  -----------     -----------  -----------
          Net loss                                               (1,707)        (342)         (2,579)      (1,020)
                                                           ============  ===========     ===========  ===========
Basic and diluted net loss per share                       $      (0.16) $     (0.03)        $ (0.24)     $ (0.10)
                                                           ============  ===========     ===========  ===========
Shares used in computing basic and diluted net loss per
share                                                            10,881       10,570          10,819       10,541
                                                           ============  ===========     ===========  ===========

                      See accompanying notes to condensed consolidated financial statements.

                           WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)
                                                                                  Six Months Ended June 30,
                                                                                    1999            1998
                                                                                -------------   ------------
Cash flows from operating activities:
  Net loss                                                                      $      (2,579)       $(1,020)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         346            391
    Amortization of deferred compensation                                                  21             21
    Changes in operating assets and liabilities:
      Accounts receivable                                                                (473)          (599)
      Prepaid expenses                                                                   (152)           229
      Accounts payable                                                                    610             40
      Accrued expenses                                                                   (624)           154
      Deferred revenue                                                                   (880)        (1,302)
                                                                                -------------   ------------
         Net cash used in operating activities                                         (3,731)        (2,086)
                                                                                -------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                      (88)          (116)
  Sales and maturities of short-term investments                                        2,166          5,419
  Other assets                                                                            (24)            62
                                                                                -------------   ------------
         Net cash provided by investing activities                                      2,054          5,365
                                                                                -------------   ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                              495            272
  Proceeds from Bank borrowings                                                            24             -
  Principal payments under capital lease obligations                                    (108)          (175)
                                                                                -------------   ------------
         Net cash provided by financing activities                                        411             97
                                                                                -------------   ------------
Change in cash and cash equivalents                                                   (1,266)          3,376
Cash and cash equivalents at beginning of period                                        3,858          4,662
                                                                                -------------   ------------
Cash and cash equivalents at end of period                                      $       2,592   $      8,038
                                                                                =============   ============
Supplemental disclosures:
  Cash paid for interest:                                                       $          32   $         27
                                                                                =============   ============

                  See accompanying notes to condensed consolidated financial statements.

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Period ended June 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

(1) Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheet of Worldtalk Communications Corporation and its subsidiaries ("Worldtalk" or the "Company") as of June 30, 1999 and December 31, 1998, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

Earnings per Share

         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the periods ended June 30, 1999 and 1998, common stock options totaling 2,425 and 1,933, respectively, were omitted from the computation, as their impact would be antidilutive.

(2) Legal Proceedings

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received the first two payments totaling approximately $450,000. The final payment under the terms of the settlement is due by February 15, 2000 and may be reduced by $100,000 if i4 exercises certain prepayment options.

(3) Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement was amended by Statement No. 137, issued in June 1999, to defer the effective date to fiscal quarters of all years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

         In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company is evaluating the provisions of SOP No. 98-9 and has not yet determined what impact, if any, SOP No. 98-9 will have on its financial position, results of operations or cash flows.

(4) Subsequent Events

         In July 1999, the Company completed an equity financing with affiliates of Hilal Capital Management and others in the amount of approximately $10 million. In the financing transaction, the Company issued 3,333,334 shares of its common stock and warrants to purchase 1,666,666 additional shares of its common stock. These warrants have an exercise price of $7.00 per share and expire on July 7, 2006.

         Following the closing of the above mentioned equity financing transaction, the Company returned to compliance with the criteria for continued listing on the Nasdaq National Market, which require, among other things, that the Company have minimum net tangible worth (total assets, excluding goodwill, minus total liabilities) of at least $4 million. On May 7, 1999, the Company received notice from Nasdaq indicating that the Company was scheduled to be delisted from the National Market. The Company participated in a hearing with a Nasdaq Listing Qualifications Panel on July 8, 1999. Following the hearing and the closing of the financing transaction described above, Nasdaq issued the Company a letter dated July 30, 1999, indicating that the Company would qualify for continued listing on the National Market.

         In July 1999, the Company completed the sale of its NetJunction e-mail connectivity and directory integration business to Wingra Technologies, LLC. Under the terms of the agreement, Wingra has acquired the assets related to the NetJunction product and has assumed support and development responsibilities for NetJunction customers and resellers with current agreements. In addition, Worldtalk has appointed Wingra as a reseller of Worldtalk's NetTalk product line.

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         This report (including the following discussion and analysis of financial condition and results of operations) contains descriptions of the
Company's expectations regarding future trends affecting its business. Words such as "expects," "intends," "anticipates," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, expense levels, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995.

         Although forward-looking statements in this report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Forward-looking statements are inherently subject to risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Additional Factors That May Affect Future Results" as well as those discussed in the Company's 1998 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and uncertainties that may affect the Company's business, financial condition, operating results and prospects.

         The Company is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure(TM) policy management platform enables organizations to define and manage Internet e-mail and Web security and usage policies, reducing the risks and liabilities associated with Internet communications. The Company delivered the industry's first solutions for managing and enforcing e-mail security policies in September 1997. The Company's products include WorldSecure Server (also known as WorldSecure/Mail), a Windows NT-based content firewall and policy management solution, WorldSecure Web, a Windows NT-based content security product, WorldSecure/ESP, a surveillance program for Internet e-mail, WorldSecure Client, a desktop e-mail encryption product and NetTalk(TM), a Windows NT-based e-mail and directory solution.

         The Company has experienced a significant and planned shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to over 90% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in the first six months of 1999. Following the sale of the NetJunction business in July 1999, the Company intends to concentrate future sales efforts on its Windows NT-based Internet security products. A significant portion of the revenue recognized in the first six months of 1999 arose from minimum non-refundable commitment terms with one large reseller, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above has depended on the success of this reseller in the marketplace. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure product line. A key element of the Company's future revenue growth will be the ability of the Company's resellers and international distributors to sell the Company's products in volume. In 1998, the Company terminated its relationship with its Japanese distributor and has not yet entered into an agreement with a replacement distribution partner in Japan. There can be no assurance that the Company will successfully replace its Japanese distributor, that the Company's resellers will be successful in marketing these products or that the Company's products will achieve broad market acceptance.

         The Company is currently concentrating its development, sales and marketing efforts on the Windows NT-based security products. The Company plans to utilize its resources to exploit the Internet security market, but there can be no assurance that the Company's Internet security products will achieve broad market acceptance.

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


Results of Operations

         The  following  table sets forth  certain  consolidated  statements  of operations data for the periods indicated as a percentage of total revenues:
                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                              1999          1998            1999          1998
                                            ---------     ---------       ---------     ----------
Revenues:
  Software licenses                              68.8%         73.4%           70.1%          72.8%
  Maintenance, installation and training         31.2          26.6            29.9           27.2
                                            ---------     ---------       ---------     ----------
          Total revenues                        100.0         100.0           100.0          100.0
                                            ---------     ---------       ---------     ----------
Cost of revenues:
  Software licenses                               3.1           4.8             2.6            5.1
  Maintenance, installation and training         20.4          16.1            18.7           16.9
                                            ---------     ---------       ---------     ----------
          Total cost of revenues                 23.5          20.9            21.3           22.0
                                            ---------     ---------       ---------     ----------
     Gross profit                                76.5          79.1            78.7           78.0
                                            ---------     ---------       ---------     ----------
Operating expenses:
  Product development                            38.6          24.9            34.1           26.8
  Sales and marketing                            92.9          46.0            77.5           47.3
  General and administrative                      9.4          17.0            13.8           17.7
                                            ---------     ---------       ---------     ----------
          Total operating expenses              140.8          87.9           125.3           91.9
                                            ---------     ---------       ---------     ----------
Operating loss                                  (64.3)         (8.7)          (46.6)         (13.9)
Interest income, net                              1.4           2.5             3.0            2.9
                                            ---------     ---------       ---------     ----------
          Loss before income taxes              (62.9)         (6.3)          (43.5)         (11.0)
Income taxes
                                                  2.0           2.1             0.6            2.2
                                            ---------     ---------       ---------     ----------
          Net loss                              (64.9)%        (8.3)%         (44.1)%        (13.2)%
                                            =========     =========       =========     ==========

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

         For the three months ended June 1999, the Company's total revenue was $2.6 million, compared to $4.1 million for the same period in 1998, representing a decrease of 36.0%. Total revenue for the six months ended June 30, 1999 was $5.8 million, compared to $7.7 million for the same period in 1998, representing a decrease of 24.3%. Several factors contributed to the decrease in total revenue in these 1999 periods. The Company terminated its Japanese distributor in the third quarter of 1998, resulting in no software license revenues from the Japanese market for the first six months of 1999. In addition, the Company has shifted its focus away from sales of the NetJunction product in favor of the Windows NT-based WorldSecure product line, resulting in a significant decrease in license revenue from the NetJunction product. Further, total revenue for the six month period ended June 30, 1998 includes a one-time original equipment manufacture agreement, which has not been duplicated in 1999. The Company sold the NetJunction business in July 1999 and continues to focus substantially all of its efforts on the development and sales of its WorldSecure product line.

         Software license revenue was $1.8 million for the three months ended June 30, 1999, compared to $3.0 million for the same period in 1998, representing a decrease of 40.1%. Software license revenue for the six months ended June 30, 1999 was $4.1 million, compared to $5.6 million for the period ended June 30, 1998, representing a decrease of 27.1%. As stated above, this decrease in software license revenue was primarily attributable to the termination of the Company's Japanese distributor in the third quarter of 1998, resulting in no software license revenue from the Japanese market for the first six months of 1999, coupled with the decrease in sales of the NetJunction product as the Company has discontinued marketing this product.

         A  significant  portion of the  revenue  reported  during the first six
months  of  1999  came  from   shipments   of   products   pursuant  to  minimum
non-refundable, non-recurring commitment terms with one reseller.

         Maintenance, installation and training revenue was $800,000 for the three months ended June 30, 1999, compared to $1.1 million for the same period in 1998, representing a decrease of 24.9%. Maintenance, installation and training revenue was $1.8 million for the six months ended June 30, 1999, compared to $2.1 million for the same period in 1998, representing a decrease of 16.9%. Maintenance, installation and training revenue for the three and six month periods ended June 30, 1999 decreased when compared to the same periods in 1998 due to lower NetJunction sales in the first half of 1999 and the increase in the percentage of total revenue from the sale of Windows NT-based products. The low NetJunction sales in the first half of 1999 resulted in reduced consulting and integration services for the first two quarters of 1999. The sale of Windows NT-based products requires less consulting and maintenance, resulting in lower total maintenance, installation and training revenue. The Company expects that maintenance, installation and training revenue will decline as a percentage of total revenue in the future as sales of Windows NT-based Internet content security and policy management software increase as a percentage of total revenue.

Cost of Revenues

         The Company's total cost of revenues was $600,000 for the three months ended June 30, 1999, compared to $900,000 for the same period in 1998, representing a decrease of 28.1%. Total cost of revenue for the six months ended June 30, 1999 was $1.2 million, compared to $1.7 million for the same period in 1998, representing a decrease of 26.9%.

         Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $100,000 for the three months ended June 30, 1999, compared to $200,000 for the same period in 1998, representing a decrease of 59.1%. Cost of product revenues was $200,000 for the six months ended June 30, 1999, compared to $400,000 for the same period in 1998, representing a decrease of 61.2%. The decrease in cost of product revenues for the three and six month periods ended June 30, 1999, when compared to the same periods last year, was primarily due to reductions in certain royalty and other amortized costs.

         Maintenance, installation and training costs consist principally of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $500,000 for the three months ended June 30, 1999, compared to $700,000 for the same period in 1998, representing a decrease of 18.8%. Maintenance, installation and training costs were $1.1 million for the six months ended June 30, 1999, compared to $1.3 million for the same period in 1998, representing a decrease of 16.7%. Maintenance, installation and training costs have declined as a percentage of revenue as the Company has increased sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

Product Development

         Product development expenses consist primarily of personnel-related costs, including salaries and benefits of personnel, as well as equipment and facility costs. Product development expenses are incurred for the research, design and development of new products, enhancements of existing products and quality assurance activities. Costs related to research, design and development of products are charged to product development expenses as incurred. Product development expenses were approximately $1.0 for the three months ended June 30, 1999, compared to approximately $1.0 million for the same period in 1998. Product development expenses for the six months ended June 30, 1999 were approximately $2.0 million, compared to approximately $2.1 million for the same period in 1998. Product development expenses represented 38.6% of total revenues for the second quarter of 1999 and 24.9% of total revenue for the same period in 1998. Product development expenses represented 34.1% of total revenues for the first six months of 1999 and 26.8% of total revenues for the same period in 1998. The decrease as a percentage of revenue in the three and six month periods ended June 30, 1999 when compared to the same periods in 1998 are due to product development spending remaining relatively flat as revenue decreased. The Company believes that continued commitment to product development, such as the newly developed and released WorldSecure 4.0 product line is required for the Company's products to compete effectively in the market for Internet security and policy management. The Company intends to allocate additional resources to product research and development. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade show expenses and promotional expenses. Sales and marketing expenses were $2.4 million for the three months ended June 30, 1999, compared to $1.9 million for the same period in 1998. For the six month periods ended June 30, 1999, sales and marketing expenses were $4.5 million, compared to $3.7 million for the same period in 1998. Sales and marketing expenses represented 92.9% of total revenues for the three months ended June 30, 1999 and 46.0% of revenues for the same period in 1998. Sales and marketing expenses represented 77.5% of total revenues for the six months ended June 30, 1999 and 47.3% of total revenues for the same period in 1998. The increase in sales and marketing expenses as a percentage of total revenues was attributable to the addition of sales personnel and the opening of new sales office space during the first half of 1999. The Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, value-added resellers and direct sales personnel. Consequently, sales and marketing expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

General and Administrative

         General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $300,000 for the three months ended June 30, 1999, compared to $700,000 for the same period in 1998. General and administrative expenses were $800,000 for the six months ended June 30, 1999, compared to $1.4 million for the same period in 1998. In the three and six month periods ended June 30, 1999, general and administrative expenses were offset to a significant extent by the reversal of bad debt reserve related to settlement payments from the Company's former Japanese distributor. In addition to this offset, the decrease in absolute dollars for the first six months of 1999, when compared to the same period in 1998, was also attributable to decreased staffing and overhead expenses necessary to manage and support the Company's business. The decrease in general and administrative expenses as a percentage of total revenues was attributable to the reversal of the bad debt reserve and fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. The Company believes that general and administrative expenses will increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

Net Interest Income

         Net interest income consists of interest income and expense and other miscellaneous income and expense items. Net interest income was $36,000 and $102,000 for the three months ended June 30, 1999 and 1998, respectively. Net interest income was $177,000 and $223,000 for the six months ended June 30, 1999 and 1998, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investment balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

         At June 30, 1999, the Company had cash and cash equivalents and short-term investments of $2.6 million. Net cash used in operating activities amounted to $3.7 million for the six months ended June 30, 1999, which was comprised principally of the Company's net loss of $2.6 million, a decrease in deferred revenue of $900,000, a decrease in accrued expenses of $600,000, and an increase in accounts receivable of $500,000 offset by an increase in accounts payable of $600,000.

         Net cash provided by sales and maturities of short-term investments offset by investing activities amounted to $2.1 million for the six months ended June 30, 1999, which included $88,000 in purchases of property and equipment and $24,000 in purchases of other assets. The Company currently has no significant capital commitments for the remainder of fiscal 1999.

         Net cash provided by financing activities amounted to $411,000 for the six months ended June 30, 1999 which consisted primarily of net proceeds from the issuance of common stock of $495,000 and proceeds from bank borrowings of $24,000, offset by principal payments under capital lease obligations of $108,000.

         In July 1999, the Company completed an equity financing with affiliates of Hilal Capital Management and others in the amount of approximately $10 million. In the financing transaction, the Company issued 3,333,334 shares of its common stock and warrants to purchase 1,666,666 additional shares of its common stock. These warrants have an exercise price of $7.00 per share and expire on July 7, 2006.

         The Company has a $1.75 million bank line of credit and equipment term loan facility, which was entered into in December 1998. As of June 30, 1999, the Company had no balance outstanding on the $1.5 million line of credit and had fully utilized the $250,000 equipment term loan facility. The Company, at the end of June 1999, was in default of some of the financial covenants under the line of credit agreement. Following the receipt of the $10 million investment in July 1999, the Company received a waiver from the bank for the period ended June 30, 1999 and has returned to compliance with these financial covenants.

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

Additional Factors That May Affect Future Results

         The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $31.3 million as of June 30, 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

         The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. The Company anticipates that its marketing strategy for the WorldSecure product line will, in the future, depend more significantly on distribution by third-party resellers and on managing the international distribution channel. In addition, significant revenue was reported during 1998 and during the first six months of 1999 from non-refundable, non-recurring minimum commitments from one large reseller which do not directly reflect sales to end-users. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure Internet content security and policy management products. Failure of the Company's resellers and international distributors to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers and international distributors will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Also, new direct sales and telesales personnel can take up to three-quarters to become fully productive against quotas that are in line with industry norms. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1998 and during the first six months of 1999, including the appointment of a new Chief Financial Officer, Vice President, Engineering and Vice President, Sales. To be successful, the Company's management team must be able to implement the Company's business strategy.

         In the second quarter of 1999, the Company was the subject of a review by Nasdaq to remove the Company's Common Stock from listing on Nasdaq National Market because of the Company's failure to meet either set of criteria for continued listing. In July 1999, the Company closed a financing transaction in which approximately $10 million was raised. With these funds, the Company now meets the criteria for continued listing of its Common Stock on Nasdaq and received a letter from Nasdaq dated July 30, 1999 confirming the continued listing. While the Company believes it can remain in compliance with the Nasdaq National Market listing criteria, in the future, it is possible that the Company may in the future fail to meet the criteria for continued listing, particularly if the Company's net tangible worth (total assets, excluding goodwill, minus total liabilities) again falls below $4 million. Failure to remain listed on the Nasdaq National Market could harm the Company's business and prospects.

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

         Worldtalk is subject to intense competition in the Internet content security and policy management markets and expects to face increased competition in the future. Some of the Company's competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors, and or greater financial, technical and marketing resources. These factors may provide the Company's competitors with an advantage in penetrating the market with their electronic mail and Internet security products. Increased competition could reduce average selling prices and sales volume, which would harm the Company's revenues and operating results.

         International sales accounted for 5% of the Company's total sales for the three months ended June 30, 1999 compared to 42% for the same period in
1998. It is not certain that revenues from the licensing and support of the Company's products in international markets will be a substantial percentage of total revenue, particularly in light of the fact that the Company does not yet have a new Japanese distributor. International sales involve a number of risks, including the impact of possible recessionary economic environments outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export authorization by license or license exemption pursuant to the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements that must be assumed by the Company. There is no assurance that the Company will be successful in obtaining additional licenses or license exemptions. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

               Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Year 2000 issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including the Company and its vendors and customers, will need to comply with Year 2000 requirements. The Company believes that potential problems related to the Year 2000 will not have a material effect on the Company's current financial position, liquidity or results of operations. However, it is possible that unanticipated problems related to the Year 2000 could harm the Company's business and operations.

               The Company is aware of the Year 2000 issue and has been addressing the issue internally and externally. The Company's primary internal software system is currently Year 2000 compliant. The Company does not depend on in-house custom systems and generally purchases off the shelf software from reputable vendors who have tested their software for Year 2000 compliance. The Company's telecommunications systems have been upgraded to become Year 2000 compliant with existing upgrades from the Company's current vendor. The Year 2000 issue is being considered for all future software purchases. The Company has evaluated and significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Year 2000 issue. The Company has not identified any Year 2000 problems that would materially harm the Company.

         Although the Company believes the Year 2000 issue will not pose material operational problems for its computer systems, it is possible that unforeseen problems arising from the Year 2000 issue will arise in the future.


         The anticipated cost to become Year 2000 compliant is under $100,000.

         The Company believes it has an effective program in place to resolve Year 2000 issues in a timely manner. The Company also has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, switching to alternative vendors for standard office productivity and financial application software and adjusting staffing strategies. In the event that the Company does not completely resolve all of the Year 2000 issues, the Company's business, financial condition and results of operations could be harmed, although the resulting costs and loss of business cannot be reasonably estimated at this time.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. The Company's market risk results from changes in prevailing interest rates that may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains a portfolio of cash equivalents and short-term investment in a variety of securities. In addition, the Company invests in relatively short-term securities. As of June 30, 1999, all of the Company's investments mature in less than 90 days.

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

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received the first two payments totaling approximately $450,000. The final payment under the terms of the settlement is due by February 15, 2000 and may be reduced by $100,000 if i4 exercises certain prepayment options.

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of stockholders on June 11, 1999. As of April 15, 1999, the record date for the annual meeting, there were approximately 10,816,682 shares of the Company's common stock outstanding and entitled to vote, of which 9,769,871 shares were present in person or by proxy at the annual meeting. At the annual meeting, the following items of business were acted upon.

        (1) The stockholders elected Max D. Hopper and Anthony Sun to serve on the Board of Directors until their terms expire in 2002. The vote with respect to each nominee was as follows:

                                        Votes       Votes
          Name                           For      Withheld
          -------------------------   ---------   --------
          Max D. Hopper               9,649,242   120,629
          Anthony Sun                 9,649,242   120,629

         (2) The stockholders ratified the selection of KPMG LLP as the independent auditors of the Company for the year ending December 31, 1999, with 9,656,690 votes in favor and 2,375 votes against.

Item 5.  Other Information.

         Change in Management.

        James A. Heisch joined the Company on June 4, 1999 as the new Vice President of Finance and Chief Financial Officer.


Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report on Form 10-Q:

        27.1      Financial Data Schedule

(b)      Report on Form 8-K.

         No reports on Form 8-K were filed in the quarter ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999
                                 WORLDTALK COMMUNICATIONS
                                 CORPORATION




                                  By: /s/  BERNARD HARGUINDEGUY
                                      -------------------------
                                           Bernard Harguindeguy
                                           President and Chief Executive Officer
                                           (Duly authorized officer)



                                  By: /s/  JAMES A. HEISCH
                                      --------------------
                                           James A. Heisch
                                           Vice  President of Finance and Chief
                                           Financial Officer
                                           (Duly authorized officer)