Form 10-Q/A
period 1999-06-30
WORLDTALK COMMUNICATIONS CORP
filed 1999-08-18
CIK 1008588

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

               For the transition period from ________ to ________

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

--------------------------------------------------------------------------------

Registrant hearby amends part II, Item 6 of its report on form 10-Q for the quarterly period ended June 30, 1999.

--------------------------------------------------------------------------------

       PART II: OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report on Form 10-Q:

        10.01 Employment Agreement, dated June 4, 1999, between Registrant and James Heisch. (A)

        27.1        Financial Data Schedule (B)

(b)      Report on Form 8-K.

         No reports on Form 8-K were filed in the quarter ended June 30, 1999.

--------------------------------------------------------------------------------

(A) Management contract or compensatory plan.

(B) Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999
                                 WORLDTALK COMMUNICATIONS
                                 CORPORATION


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