Form 10-Q
period 1999-09-30
WORLDTALK COMMUNICATIONS CORP
filed 1999-11-15
CIK 1008588

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

                For the quarterly period ended September 30, 1999

                                       or

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, on November 11, 1999 was 14,519,246 shares.

================================================================================

--------------------------------------------------------------------------------

FORM 10-Q
WORLDTALK COMMUNICATIONS CORPORATION
INDEX

--------------------------------------------------------------------------------


                                                                           Page
PART I  FINANCIAL INFORMATION                                             Number

ITEM 1: Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998 .................................................  3

        Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1999 and 1998 ..............  4

        Consolidated Statements of Cash Flows for the nine-month
          periods ended September 30, 1999 and 1998 .........................  5

        Notes to Condensed Consolidated Financial Statements ................  6

ITEM 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................  7

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk .......... 15



PART II OTHER INFORMATION

ITEM 1: Legal Proceedings ................................................... 16

ITEM 5. Change in Management ................................................ 16

ITEM 6: Exhibits and Reports on Form 8-K .................................... 16

        Signature ........................................................... 17

        Exhibits ............................................................ 18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                          ASSETS

                                                                                             September 30,         December 31,
                                                                                                  1999                  1998
                                                                                                --------              --------
Current assets:
  Cash and cash equivalents ............................................................        $ 11,027              $  3,858
  Short-term investments ...............................................................            --                   2,166
  Accounts receivable, net of allowance for doubtful
    accounts of $1,052 and $1,840 respectively .........................................           3,131                 2,960
  Prepaid expenses .....................................................................             621                   613
                                                                                                --------              --------
          Total current assets .........................................................          14,779                 9,597

Property and equipment, net ............................................................             873                 1,108
Other assets ...........................................................................             417                   441
                                                                                                --------              --------
                                                                                                $ 16,069              $ 11,146
                                                                                                ========              ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................................        $  1,342              $    787
  Short-term debt ......................................................................             242                   250
  Capital lease obligations ............................................................              16                   128
  Accrued expenses .....................................................................           3,027                 3,419
  Deferred revenue .....................................................................           1,204                 2,474
                                                                                                --------              --------
          Total liabilities ............................................................           5,831                 7,058
                                                                                                --------              --------
Commitments and contingencies Stockholders' equity:
  Common stock, $.01 par value; 25,000 shares authorized, 14,379 and
    10,686 shares issued and outstanding in 1999 and 1998, respectively ................             144                   107
  Additional paid-in capital ...........................................................          43,328                32,773
  Deferred compensation ................................................................             (15)                  (47)
  Accumulated deficit ..................................................................         (33,219)              (28,745)
                                                                                                --------              --------
          Total stockholders' equity ...................................................          10,238                 4,088
                                                                                                --------              --------
                                                                                                $ 16,069              $ 11,146
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

                                         WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)

                                                                                 Three Months                    Nine Months
                                                                              ended September 30,             ended September 30,
                                                                             1999            1998            1999            1998
                                                                           --------        --------        --------        --------
Revenues:
Continuing products:
  Software licenses                                                        $  2,255        $  1,626        $  6,256        $  5,994
  Maintenance, installation and training                                        459              67           1,101             231
                                                                           --------        --------        --------        --------
          Total revenues from continuing products                             2,714           1,693           7,357           6,225
Discontinued products revenue                                                   272             960           1,472           4,146
                                                                           --------        --------        --------        --------
          Total revenues                                                      2,986           2,653           8,829          10,371
                                                                           --------        --------        --------        --------
Cost of revenues:
  Software licenses                                                             173             130             325             522
  Maintenance, installation and training                                        581             659           1,671           1,967
                                                                           --------        --------        --------        --------
          Total cost of revenues                                                754             789           1,996           2,489
                                                                           --------        --------        --------        --------
     Gross profit                                                             2,232           1,864           6,833           7,882
                                                                           --------        --------        --------        --------
Operating expenses:
  Product development                                                         1,026             939           3,017           3,011
  Sales and marketing                                                         2,816           1,921           7,343           5,573
  General and administrative                                                    802           2,262           1,606           3,629
                                                                           --------        --------        --------        --------
          Total operating expenses                                            4,644           5,122          11,966          12,213
                                                                           --------        --------        --------        --------
Operating loss                                                               (2,412)         (3,258)         (5,133)         (4,331)

Other income:
  Interest income, net                                                          113              79             291             302
  Gain on sale of discontinued products                                         443            --               443            --
                                                                           --------        --------        --------        --------
          Loss before income taxes                                           (1,856)         (3,179)         (4,399)         (4,029)
Income taxes                                                                     40            --                75             170
                                                                           --------        --------        --------        --------
          Net loss                                                           (1,896)         (3,179)         (4,474)         (4,199)
                                                                           ========        ========        ========        ========
Basic and diluted net loss per share                                       $  (0.14)       $  (0.30)       $  (0.38)       $  (0.40)
                                                                           --------        --------        --------        --------
Shares used in computing basic and diluted net loss per share                14,020          10,594          11,886          10,559
                                                                           ========        ========        ========        ========

                               See accompanying notes to condensed consolidated financial statements.

                                         WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                         Nine Months Ended Sept 30,
                                                                                                           1999              1998
                                                                                                         --------          --------
Cash flows from operating activities:
  Net loss                                                                                               $ (4,474)         $ (4,199)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                             484               590
    Allowance for doubtful accounts                                                                          (788)            1,670
    Amortization of deferred compensation                                                                      32                32

    Changes in operating assets and liabilities:
      Accounts receivable                                                                                     617            (1,417)
      Prepaid expenses                                                                                         (8)              312
      Accounts payable                                                                                        555               279
      Accrued expenses                                                                                       (392)              521
      Deferred revenue                                                                                     (1,270)           (1,828)
                                                                                                         --------          --------
         Net cash used in operating activities                                                             (5,244)           (4,040)
                                                                                                         --------          --------
Cash flows from investing activities:
  Purchase of property and equipment                                                                         (249)             (159)
  Sales and maturities of short-term investments                                                            2,166             4,337
  Other assets                                                                                                 24                91
                                                                                                         --------          --------
         Net cash provided by investing activities                                                          1,941             4,269
                                                                                                         --------          --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                               10,592               316
  Repayment of bank borrowings                                                                                 (8)             --
  Principal payments under capital lease obligations                                                         (112)             (265)
                                                                                                         --------          --------
         Net cash provided by financing activities                                                         10,472                51
                                                                                                         --------          --------
Change in cash and cash equivalents                                                                         7,169               280
Cash and cash equivalents at beginning of period                                                            3,858             4,662
                                                                                                         --------          --------
Cash and cash equivalents at end of period                                                               $ 11,027          $  4,942
                                                                                                         ========          ========
Supplemental disclosures:
  Cash paid for interest:                                                                                $     16          $     47
                                                                                                         ========          ========

                               See accompanying notes to condensed consolidated financial statements.

               WORLDTALK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Period ended September 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

(1) Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheet of Worldtalk Communications Corporation and its subsidiary ("Worldtalk" or the "Company") as of September 30, 1999 and December 31, 1998, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared on substantially the same basis as are the annual consolidated financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

Earnings per Share

         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of potentially dilutive common equivalent shares outstanding for the period, if any. For the three and nine month periods ended September 30, 1999 and 1998, common stock options totaling 2,265 and 1,120, respectively, were omitted from the computation, as their impact would be antidilutive.

(2) Legal Proceedings

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operation.

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received through September 30, 1999, payments totaling approximately $900,000. The final payment under the terms of the settlement is due by February 15, 2000 and may be reduced by $100,000 if i4 exercises certain prepayment options.

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

         Although forward-looking statements in this report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Forward-looking statements are inherently subject to risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Additional Factors That May Affect Future Results" as well as those discussed in the Company's 1998 Annual Report on Form 10-K. Readers are urged not to place undue reliance on these  forward-looking  statements,  which  speak  only  as of the  date of this report. The Company undertakes no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and uncertainties that may affect the Company's business, financial condition, operating results and prospects.

         The Company is a leading provider of Internet content security and policy management solutions. The Company's WorldSecure(TM) policy management platform enables organizations to define and manage Internet e-mail and Web security and usage policies, reducing the risks and liabilities associated with Internet communications. The Company delivered the industry's first solutions for managing and enforcing e-mail security policies in September 1997. The Company's products include WorldSecure Mail, a Windows NT-based content firewall and policy management solution, WorldSecure Web, a Windows NT-based content security product, WorldSecure/ESP, a surveillance program for Internet e-mail, WorldSecure Client, a desktop e-mail encryption product and NetTalk(TM), a Windows NT-based e-mail and directory solution.

         The Company has experienced a significant and planned shift in product mix from almost 100% of software license revenue coming from UNIX-based NetJunction products in 1996 to over 80% of software license revenue coming from Windows NT-based Internet content security, policy management and e-mail directory products in the first nine months of 1999. Following the sale of the NetJunction business in July 1999, the Company is concentrating all future sales efforts on its Windows NT-based Internet security products. A significant portion of the revenue recognized in the first nine months of 1999 arose from minimum non-refundable commitment terms with one large reseller, which do not directly reflect sales to end-users. The realization of revenue in excess of the non-refundable prepaid amount noted above has depended on the success of this reseller in the marketplace. Since 1998, the reseller has sold insignificant amounts of the Company's products. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure product line. A key element of the Company's future revenue growth will be the ability of the Company's resellers and international distributors to sell the Company's products in volume. In 1998, the Company terminated its relationship with its Japanese distributor and has not yet entered into an agreement with a replacement distribution partner in Japan. There can be no assurance that the Company will successfully replace its Japanese distributor, that the Company's resellers will be successful in marketing these products or that the Company's products will achieve broad market acceptance.

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

Results of Operations

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:




                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
                                                                        1999              1998              1999              1998
                                                                       -----            ------             -----             -----
Revenues:
Continuing products:
  Software licenses                                                     75.5%             61.3%             70.9%             57.8%
  Maintenance, installation and training                                15.4               2.5              12.5               2.2
                                                                       -----            ------             -----             -----
          Total revenues from continuing products                       90.9              63.8              83.3              60.0
Discontinued products revenue                                            9.1              36.2              16.7              40.0
          Total revenues                                               100.0             100.0             100.0             100.0
                                                                       -----            ------             -----             -----
Cost of revenues:
  Software licenses                                                      5.8               4.9               3.7               5.0
  Maintenance, installation and training                                19.5              24.8              18.9              19.0
                                                                       -----            ------             -----             -----
          Total cost of revenues                                        25.3              29.7              22.6              24.0
                                                                       -----            ------             -----             -----
     Gross profit                                                       74.7              70.3              77.4              76.0
                                                                       -----            ------             -----             -----
Operating expenses:
  Product development                                                   34.4              35.4              34.2              29.0
  Sales and marketing                                                   94.3              72.4              83.2              53.7
  General and administrative                                            26.9              85.3              18.2              35.0
                                                                       -----            ------             -----             -----
          Total operating expenses                                     155.5             193.1             135.5             117.8
                                                                       -----            ------             -----             -----
Operating loss                                                         (80.8)           (122.8)            (58.1)            (41.8)

Other income:
  Interest income, net                                                   3.8               3.0               3.3               2.9
  Gain on sale of discontinued products                                 14.8              --                 5.0              --
                                                                       -----            ------             -----             -----
          Loss before income taxes                                     (62.2)           (119.8)            (49.8)            (38.8)
Income taxes                                                             1.3              --                 0.8               1.6
                                                                       -----            ------             -----             -----
          Net loss                                                     (63.5)%          (119.8)%           (50.7)%           (40.5)%
                                                                       =====            ======             =====             =====


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

         In July 1999, the Company completed the sale of its NetJunction e-mail connectivity and directory integration business to Wingra Technologies, LLC. Under the terms of the agreement, Wingra has acquired the assets related to the NetJunction product and has assumed support and development responsibilities for NetJunction customers and resellers with current agreements. In addition, Worldtalk has appointed Wingra as a reseller of Worldtalk's NetTalk product line. Due to the sale of the Company's NetJunction product line, the revenue in the "Condensed Consolidated Statement of Operations" has been divided into continuing product revenue and discontinued product revenue. The continuing product revenue represents the WorldSecure and NetTalk product lines and the discontinued product revenue accounts for all NetJunction related revenue.

         For the three months ended September 30, 1999, the Company's total revenue was $3.0 million, compared to $2.7 million for the same period in 1998, representing an increase of 12.6%. Software license revenue from continuing products was $2.3 million for the three months ended September 30, 1999, compared to $1.6 million for the same period in 1998, representing a increase of 38.7%. Maintenance, installation and training from continuing product revenue was $459,000 for the three months ended September 30, 1999, compared to $67,000 for the same period in 1998, representing a increase of 585.1%. With the sale of the NetJunction product line, the Company's primary focus has been on developing and increasing revenue for the WorldSecure product line. The increase in continuing product revenue in 1999 from 1998, is a direct result of this effort.

         Total revenue for the nine months ended September 30, 1999 was $8.8 million, compared to $10.4 million for the same period in 1998, representing a decrease of 14.9%. Software license revenue for continuing products for the nine months ended September 30, 1999 was $6.3 million, compared to $6.0 million for the period ended September 30, 1998, representing an increase of 4.4%. Maintenance, installation and training for continuing product revenue was $1.1 million for the nine months ended September 30, 1999, compared to $231,000 for the same period in 1998, representing an increase of 376.6%. Several factors contributed to the decrease in total revenue for the nine-month period ended September 30, 1999. The Company terminated its Japanese distributor in the third quarter of 1998, resulting in no software license revenues from the Japanese market for the first nine months of 1999. In addition, the Company has shifted its focus away from sales of the NetJunction product in favor of the Windows NT-based WorldSecure product line, resulting in a significant decrease in license revenue from the NetJunction product. Further, total revenue for the nine-month period ended September 30, 1998 includes a one-time original equipment manufacture agreement, which has not been duplicated in 1999. Again, when comparing the continuing product revenue for 1999 to the same period for 1998, the increase is a result of the Company focusing substantially all of its efforts on the development and sales of its WorldSecure product line.

         A  significant  portion of the revenue  reported  during the first nine
months  of  1998  came  from   shipments   of   products   pursuant  to  minimum
non-refundable, non-recurring commitment terms with one reseller.

         The Company expects that maintenance, installation and training revenue will decline as a percentage of total revenue in the future as sales of Windows NT-based Internet content security and policy management software increase as a percentage of total revenue.

Cost of Revenues

         The Company's total cost of revenues was $754,000 for the three months ended September 30, 1999, compared to $789,000 for the same period in 1998, representing a decrease of 4.4%. Total cost of revenue for the nine months ended September 30, 1999 was $2.0 million, compared to $2.5 million for the same period in 1998, representing a decrease of 19.8%.

         Cost of product revenues consists of the costs of royalties paid to third-party vendors, product media and duplication, packaging materials and shipping expenses. Cost of product revenues was $173,000 for the three months ended September 30, 1999, compared to $130,000 for the same period in 1998, representing an increase of 33.1%. Cost of product revenues was $325,000 for the nine months ended September 30, 1999, compared to $522,000 for the same period in 1998, representing a decrease of 37.7%. The increase in cost of product revenue for the three months ended September 1999 when compared to the same period for 1998, was due to the third quarter product launch of WorldSecure 4.0 in 1999. The decrease in cost of product revenues for the nine months ended September 30, 1999, when compared to the same periods last year, was primarily due to reductions in certain royalty and other amortized costs.

         Maintenance, installation and training costs consist principally of personnel-related costs for consulting, training and technical support. Maintenance, installation and training costs were $581,000 for the three months ended September 30, 1999, compared to $659,000 for the same period in 1998, representing a decrease of 11.8%. Maintenance, installation and training costs were $1.7 million for the nine months ended September 30, 1999, compared to $2.0 million for the same period in 1998, representing a decrease of 15.0%. Maintenance, installation and training costs have declined as a percentage of revenue as the Company has increased sales of Windows NT-based e-mail security and policy management products which require less maintenance, installation and training.

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

Product development expenses were approximately $1.0 for the three months ended September 30, 1999, compared to approximately $900,000 for the same period in 1998. Product development expenses for the nine months ended September 30, 1999 were approximately $3.0 million, compared to approximately $3.0 million for the same period in 1998. Product development expenses represented 34.4% of total revenues for the third quarter of 1999 and 35.4% of total revenue for the same period in 1998. Product development expenses represented 34.2% of total revenues for the first nine months of 1999 and 29.0% of total revenues for the same period in 1998. The increase as a percentage of revenue in the nine month period ended September 30, 1999 when compared to the same periods in 1998 are due to product development spending remaining relatively flat as revenue decreased. The Company believes that continued commitment to product development, such as the newly developed and released WorldSecure 4.0 product line is required for the Company's products to compete effectively in the market for Internet security and policy management. The Company intends to allocate additional resources to product research and development. Consequently, such expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade show expenses and promotional expenses. Sales and marketing expenses were $2.8 million for the three months ended September 30, 1999, compared to $1.9 million for the same period in 1998. For the nine month periods ended September 30, 1999, sales and marketing expenses were $7.3 million, compared to $5.6 million for the same period in 1998. Sales and marketing expenses represented 94.3% of total revenues for the three months ended September 30, 1999 and 72.4% of revenues for the same period in 1998. Sales and marketing expenses represented 83.2% of total revenues for the nine months ended September 30, 1999 and 53.7% of total revenues for the same period in 1998. The increase in sales and marketing expenses as a percentage of total revenues was attributable to the addition of sales personnel and the opening of new sales office space during the first half of 1999. The Company expects to continue hiring additional sales and marketing personnel, increase promotion and advertising efforts and expand internationally through a combination of distributors, value-added resellers and direct sales personnel. Consequently, sales and marketing expenses may increase in both dollar amounts and as a percentage of total revenues in the future.

General and Administrative

         General and administrative expenses primarily consist of personnel costs for finance and accounting, human resources and general management of the Company. General and administrative expenses were $802,000 for the three months ended September 30, 1999, compared to $2.3 for the same period in 1998. General and administrative expenses were $1.6 million for the nine months ended September 30, 1999, compared to $3.6 million for the same period in 1998. In the three and nine month periods ended September 30, 1999, general and administrative expenses were offset to a significant extent by the reversal of approximately $900,000 in bad debt reserve related to settlement payments from the Company's former Japanese distributor. In addition to this offset, the decrease in absolute dollars for the first nine months of 1999, when compared to the same period in 1998, was also attributable to decreased staffing and overhead expenses necessary to manage and support the Company's business. The decrease in general and administrative expenses as a percentage of total revenues was attributable to the reversal of the bad debt reserve and fluctuations in revenue for the respective periods and the fact that general and administrative expenses do not fluctuate in direct proportion to total revenues. In the third quarter of 1998, the Company created a bad debt reserve for all receivables related to the above mentioned Japanese distributor in the amount of $1.7 million as a result of a settlement. The Company believes that general and administrative expenses will increase in absolute dollar amounts in the future, as the Company expands its staffing to handle increased infrastructure requirements.

Net Interest Income

         Net interest income consists of interest income and expense and other miscellaneous income and expense items. In the three and nine month periods ended September 30, 1999, net proceeds of approximately $163,000 from the sale of the NetJunction product line have been recorded. In addition, approximately $280,000 in deferred maintenance revenue related to the NetJunction product line was recognized in September 1999. Net interest income was $113,000 and $79,000 for the three months ended September 30, 1999 and 1998, respectively. Net interest income was $291,000 and $302,000 for the nine months ended September 30, 1999 and 1998, respectively. The fluctuations in net interest were primarily attributable to fluctuations in the Company's cash and cash equivalent and short-term investment balances, coupled with interest rate fluctuations during the comparable periods.

Liquidity and Capital Resources

         At September 30, 1999, the Company had cash and cash equivalents and short-term investments of $11.0 million. Net cash used in operating activities amounted to $5.2 million for the nine months ended September 30, 1999, which was comprised principally of the Company's net loss of $4.5 million, a decrease in deferred revenue of $1.3 million, a decrease in accrued expenses of $392,000, and an increase in accounts receivable of $171,000 offset by an increase in accounts payable of $555,000.

         Net cash provided by sales and maturities of short-term investments offset by investing activities amounted to $1.9 million for the nine months ended September 30, 1999, which included $249,000 in purchases of property and equipment. The Company currently has no significant capital commitments for the remainder of fiscal 1999.

         Net cash provided by financing activities amounted to $10.5 million for the nine months ended September 30, 1999 which consisted primarily of net proceeds from approximately $10 million in equity financing, coupled with proceeds from the issuance of common stock of $593,000, offset by payments of bank borrowings of $8,000 and principal payments under capital lease obligations of $112,000.

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

         The Company has a $1.75 million bank line of credit and equipment term loan facility, which was entered into in December 1998. As of September 30, 1999, the Company had no balance outstanding on the $1.5 million line of credit, which expires December 1999, and had fully utilized the $250,000 equipment term loan facility.

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

Additional Factors That May Affect Future Results

         The Company was founded in February 1992 and has incurred operating losses in each of its fiscal years since inception and had an accumulated deficit of $33.2 million as of September 30, 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

         The Company's quarterly and annual operating results have in the past, and may in the future, vary significantly depending on many factors. Historically, a substantial portion of the Company's revenues has been recognized in the last two weeks of the third month of the quarter as a result of many customers' purchasing practices. The inability of the Company to recognize expected revenues during the last month of the quarter could result in substantial fluctuations in operating results from period to period. The Company anticipates that its marketing strategy for the WorldSecure product line will, in the future, depend more significantly on distribution by third-party resellers and on managing international distribution channels. Revenues in the short-term may be adversely affected by the year 2000 concerns of the Company's potential customers who may defer significant purchases or licenses of Information Technology until after January 1, 2000. In addition, significant revenue was reported during 1998 and during the first nine months of 1999 from non-refundable, non-recurring minimum commitments from one large reseller which do not directly reflect sales to end-users. The Company believes that reaching and maintaining profitability will depend on increased market acceptance of its WorldSecure Internet content security and policy management products. Failure of the Company's resellers and international distributors to successfully market the Company's products would cause a material adverse effect on the Company's anticipated future revenue, and there can be no assurance that the Company's resellers and international distributors will be successful in marketing the Company's products. Further, there can be no assurance that the Company's products will achieve broad market acceptance. Also, new direct sales and telesales personnel can take up to three-quarters to become fully productive against quotas that are in line with industry norms. Additional factors that may affect operating results include the timing of customers' decision-making processes, the timing of research, development and marketing expenses in relation to product releases, the timing of product introductions by the Company and its competitors, market acceptance of new versions of the Company's products, product mix and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success also depends on the performance of management and key personnel. There have been several executive level changes during 1998 and during the first nine months of 1999, including the appointment of a new Chairman of the Board, President and Chief Financial Officer, Vice President, Engineering and Vice President, Sales as well as the resignation of the former President and Chief Executive Officer. To be successful, the Company's management team must be able to implement the Company's business strategy.

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

         International sales accounted for 15% of the Company's total sales for the three months ended September 30, 1999 compared to 7% for the same period in 1998. It is not certain that revenues from the licensing and support of the Company's products in international markets will be a substantial percentage of total revenue, particularly in light of the fact that the Company does not yet have a new Japanese distributor. International sales involve a number of risks, including the impact of possible recessionary economic environments outside of the United States, longer receivables collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers. Exports of the Company's WorldSecure products require export authorization by license or license exemption pursuant to the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Export Administration. These licenses contain certain restrictions as well as administrative requirements that must be assumed by the Company. There is no assurance that the Company will be successful in obtaining additional licenses or license exemptions. Failure to do so would adversely affect international sales of the Company's WorldSecure products. Additionally, United States government policy relative to encryption software is subject to change and any change resulting in increased restrictions could adversely affect sales of the Company's WorldSecure products. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets, and the risks of doing business in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is aware of the Year 2000 issue and has been addressing the issue internally and externally. The Company's primary internal software system is currently Year 2000 compliant. The Company does not depend on in-house custom systems and generally purchases off the shelf software from reputable vendors who have tested their software for Year 2000 compliance. The Company's telecommunications systems have been upgraded to become Year 2000 compliant with existing upgrades from the Company's current vendor. The Year 2000 issue is being considered for all future software purchases. The Company has evaluated significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Year 2000 issue. The Company has not identified any Year 2000 problems that would materially harm the Company.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. The Company's market risk results from changes in prevailing interest rates that may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains a portfolio of cash equivalents and short-term investment in a variety of securities. In addition, the Company invests in relatively short-term securities. As of September 30, 1999, all of the Company's investments mature in less than 90 days.

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

         On December 11, 1998, the Company filed a lawsuit against i4 Corporation, formerly known as ASCII Something Good Corporation in the United States District Court for the Northern District of California (Case No. C-98-21231) regarding alleged breach by i4 of a Distribution Agreement for the Company's products in Japan, seeking damages in excess of $2.7 million plus attorneys' fees and costs. On April 13, 1999, the Company announced that it had entered into a settlement agreement with i4. Under the terms of the settlement, i4 has agreed to pay the Company $1.5 million in scheduled payments over the succeeding four quarters. The Company has received through September 30, 1999, payments totaling approximately $900,000. The final payment under the terms of the settlement is due by February 15, 2000 and may be reduced by $100,000 if i4 exercises certain prepayment options.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

         Change in Management.

         Bernard Harguindeguy, former President and Chief Executive Officer resigned effective August 30, 1999. Mr. Harguindeguy's separation agreement includes one year of consulting along with a one-year continuation of all benefits. As of Mr. Harguindeguy's resignation date, James A. Heisch has assumed the role of acting President and Chief Financial Officer.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) The following exhibit is being filed as part of this report on Form 10-Q:

    27.1      Financial Data Schedule

(b) Report on Form 8-K.

         The Company filed a Report on Form 8-K dated July 19, 1999 reporting the following items:

         1. The Company reported the sale of 3,333,334 shares of its common stock and warrants to purchase up to 1,666,666 additional shares of its common stock to certain affiliates of Hilal Capital Management LLC and others in the amount of approximately $10 million.

         2. The Company reported its hearing results before the Nasdaq Stock Market's Listing Qualification Panel and the resulting return to compliance with the criteria for continued listing on the Nasdaq National Market. As requested by Nasdaq, the Company also presented pro forma condensed balance sheet as of June 30, 1999, which was not required to be included pursuant to Regulation S-X.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999

                              WORLDTALK COMMUNICATIONS
                              CORPORATION


                              By: /s/ JAMES A. HEISCH
                                  ---------------------------
                                      James A. Heisch
                                      President and Chief
                                      Financial Officer
                                      (Duly authorized officer)